Form 10-Q/A
period 1996-09-30
VENTURE LENDING & LEASING INC
filed 1997-01-08
CIK 913570

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


[X]          QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ending September 30, 1996


[ ]         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

For the transition period from             to
                               -----------    --------------

Commission file number 0-22618

                         Venture Lending & Leasing, Inc.
             ------------------------------------------------------
             (Exact Name of Registrant as specified in its charter)

          Maryland                                          13-3775187
---------------------------------                      -------------------
(State or other jurisdiction of                         (I.R.S. Employer
incorporation or or organization)                      Identification No.)

             2010 North First Street, Suite 310, San Jose, CA 95131
             ------------------------------------------------------
                    (Address of principal executive offices)
                                   (Zip Code)

                                 (408) 436-8577
              ----------------------------------------------------
              (Registrant's telephone number, including area code)

     Indicate by check mark whether the registrant has (i) filed all reports required to be filed by Section 13 or 15(d) of the Securities and Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (ii) has been subject to such filing requirements for the past 90 days.
Yes  X   No
    ---     ---

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

          Class                         Outstanding as of November 15, 1996
-----------------------------           -----------------------------------
Common Stock, $.001 par value                         29,822.91

                 Page 1 of 18; Exhibit Index appears on Page 16

                         VENTURE LENDING & LEASING, INC.

                                      INDEX

                                                                     PAGE NUMBER

PART I -- FINANCIAL INFORMATION

Item 1.   Financial Statements

          Statement of Financial Position (Unaudited)                    3
          September 30, 1996 and June 30, 1996

          Schedule of Loans and leases (Unaudited)                       4 - 5
          September 30, 1996

          Statement of Operations (Unaudited)                            6
          Three Months Ended September 30, 1996 and
          September 30, 1995

          Statement of Changes in Shareholders Equity (Unaudited)        7
          Three Months Ended September 30, 1996 and
          Year Ended June 30, 1996

          Statement of Cash Flows (Unaudited)                            8
          Three Months Ended September 30, 1996 and
          September 30, 1995

          Notes to Financial Statements                                  9 - 12

Item 2.   Management's Discussion and Analysis of Financial              13 - 15
          Condition and Results of Operations

PART II -- OTHER INFORMATION

Item 4.   Submission of Matters to a Vote of Security Holders            17

Item 6.   Exhibits                                                       17

SIGNATURES                                                               18

VENTURE LENDING & LEASING, INC.

STATEMENT OF FINANCIAL POSITION (UNAUDITED)

--------------------------------------------------------------------------------

                                                              September 30, 1996       June 30, 1996
                                                              ------------------       -------------
ASSETS

     Loans and leases, net of unearned income and fees          $     37,015,859    $     28,616,626
     Cash and cash equivalents                                         4,803,940           4,683,671
     Investments:
        Warrants (cost - $627,185 and $464,685)                        2,657,874           1,772,701
        Restricted common stock (cost - $45,000)                         999,803              ----
     Deferred organizational expenses                                     82,539              90,080
     Deferred bank loan expenses                                          17,623              19,808
     Accounts receivable                                                  25,543              16,545
     Other assets                                                          5,169               5,916
                                                                 ---------------     ---------------
           Total assets                                               45,608,350          35,205,347
                                                                 ---------------     ---------------

LIABILITIES & SHAREHOLDERS' EQUITY

LIABILITIES
     Bank loans                                                       13,968,850          14,738,460
     Accounts payable                                                    391,518             358,676
     Interest payable                                                     88,992              40,113
     Commitment fees                                                     169,235             124,735
                                                                 ---------------     ---------------
           Total liabilities                                          14,618,595          15,261,984
                                                                 ---------------     ---------------
SHAREHOLDERS' EQUITY

     Common stock, $.001 par value; 100,000,000
        shares authorized; issued and outstanding,
        29,822.91  and 20,594.74 shares                                       30                  20
     Capital in excess of par value                                   27,993,514          18,669,745
     Distributions                                                    (1,869,801)         (1,262,256)
     Accumulated earnings                                              4,866,012           2,535,854
           Total shareholders' equity                                 30,989,755          19,943,363
                                                                 ---------------     ---------------
           Total liabilities & shareholders' equity             $     45,608,350    $     35,205,347
                                                                 ---------------     ---------------
                                                                 ---------------     ---------------


The accompanying notes are an integral part of these statements.               3

VENTURE LENDING & LEASING, INC.

SCHEDULE OF LOANS AND LEASES (UNAUDITED)

--------------------------------------------------------------------------------


                                                                                             OUTSTANDING
                                                                    AMOUNT      PRINCIPAL   SEPTEMBER 30,
   BORROWER                                       COMMITMENT      DISBURSED   AMORTIZATION      1996
   --------                                       ----------      ---------   ------------      ----
   Active Software, Inc.                        $    800,000   $     ----     $     ----     $     ----
   Advanced Therapies, Inc.                          500,000        503,873         98,662        405,211
   BigBook, Inc.                                   2,000,000        966,044        111,147        854,897
   Biosys, Inc. *                                  2,500,000      2,180,487        769,024      1,411,463
   Brocade Communications, Inc.                    2,600,000      1,099,222        114,949        984,273
   Caps Software, Inc.                             1,000,000        839,330        122,660        716,670
   CardioGenesis Corporation                       1,500,000         ----           ----           ----
   Ciphergen Biosystems                              740,000        765,144         99,358        665,786
   Comps Infosystems, Inc.                         3,000,000      1,411,879        110,689      1,301,190
   Datamind Corporation                              300,000        322,297         32,587        289,710
   Desmos, Inc.                                    1,000,000        141,787         24,649        117,138
   Distrivision Development Corporation              500,000         50,000         13,641         36,359
   Exodus Communications, Inc.                     1,800,000        445,046         56,881        388,165
   Exponential Technology, Inc.                    3,200,000      3,021,385        773,908      2,247,477
   Fabrik Communications, Inc.                       800,000        795,217        119,392        675,825
   Fluid Propulsion Technologies, Inc                250,000        136,737         26,183        110,554
   I-Cube, Inc.                                    1,000,000        288,158         26,083        262,075
   Idec Pharmeceuticals Corp.                      5,000,000      5,000,000      1,656,741      3,343,259
   Infoseek Corporation                            3,500,000      3,534,981      1,180,073      2,354,908
   Integ Incorporated                             12,500,000        926,418        114,461        811,957
   Ipsilon Networks, Inc.                          1,000,000        967,590        182,804        784,786
   Jetstream Communications, Inc.                    300,000        300,922         44,421        256,501
   JTS Corporation                                 4,500,000      4,029,108        873,081      3,156,027
   Larex, Inc.                                     2,500,000      1,143,889        142,267      1,001,622
   Neomagic Corporation                            3,000,000      1,335,753        365,053        970,700
   Netpower, Inc.                                    500,000        478,544        262,653        215,891
   Optimal Networks Corporation                      400,000        226,590         75,093        151,497
   Optivision, Inc.                                2,000,000      2,000,000        172,480      1,827,520
   Oratec Interventions, Inc.                        500,000        187,942         30,897        157,045
   Persistance Software, Inc.                        500,000        280,883         41,375        239,508
   Photon Dynamics, Inc.                           1,000,000      1,000,000      1,000,000         ----
   ReGen Biologics                                 1,500,000         ----           ----           ----
   Release Software Corporation                    1,000,000        248,201         27,699        220,502
   ROI  Technology                                   750,000        237,570         21,857        215,713
   Socket Communications, Inc.                       500,000        211,354         40,642        170,712
   Solopoint, Inc.                                   400,000        191,505         20,371        171,134
   Spectrum Wireless, Inc.                         2,000,000        595,799         42,359        553,440


   * Non-performing loan on non-accrual


                                                                       CONTINUED


The accompanying notes are an integral part of these statements.               4

VENTURE LENDING & LEASING, INC.

SCHEDULE OF LOANS AND LEASES (UNAUDITED)
      (CONTINUED)
--------------------------------------------------------------------------------


                                                                                             OUTSTANDING
                                                                    AMOUNT      PRINCIPAL   SEPTEMBER 30,
   BORROWER                                       COMMITMENT      DISBURSED   AMORTIZATION      1996
   --------                                       ----------      ---------   ------------      ----
   Starlight Networks, Inc.                        5,000,000      4,476,567        141,113      4,335,454
   Tenth Planet Exploration, Inc.                    750,000        717,234        259,420        457,814
   Terrapin Technologies, Inc.                     1,500,000         ----           ----           ----
   Tessera, Inc.                                   2,500,000        760,803        282,990        477,813
   Transmeta Corporation                             700,000        668,974         29,079        639,895
   Ulsi Systems, Inc.                                500,000        487,650        141,507        346,143
   Uniax Corporation                               2,000,000        209,502         49,042        160,460
   VidaMed, Inc.                                   3,000,000      3,000,000      1,001,160      1,998,840
   Wink Communications, Inc.                       1,500,000      1,031,364         20,643      1,010,721
   Xatrix Entertainment, Inc.                      1,000,000        999,597        380,393        619,204
   O - In Design Automation                          250,000         ----           ----           ----
   ZSP Corporation                                 2,000,000         ----           ----           ----

                                                ------------   ------------   ------------   ------------
      Totals                                    $ 87,540,000   $ 48,215,346   $ 11,099,487   $ 37,115,859
                                                ------------   ------------   ------------   ------------
                                                ------------   ------------   ------------   ------------


The accompanying notes are an integral part of these statements.               5

VENTURE LENDING & LEASING, INC.

STATEMENT OF OPERATIONS  (UNAUDITED)

--------------------------------------------------------------------------------


                                                                 For the Three       For the Three
                                                                  Months Ended        Months Ended
                                                              September 30, 1996  September 30, 1995
                                                              ------------------  ------------------
INVESTMENT INCOME:
     Interest on loans and leases                               $      1,335,293    $        594,539
     Interest on short-term investments                                   69,105              83,888
                                                                 ---------------     ---------------
          Total Investment Income                                      1,404,398             678,427
                                                                 ---------------     ---------------

EXPENSES:
     Management fee                                                      285,815             287,468
     Interest expense                                                    316,890             199,813
     Reserve for non-performing loans                                    100,000                ----
     Legal fees                                                           11,180               7,561
     Directors' fees and expenses                                          8,318               6,931
     Amortization of organizational expenses                               7,541               7,541
     Bank loan facility fee                                                6,500              17,308
     Regulatory reporting                                                  3,035                 378
     Transfer agency fees                                                  2,048               1,512
     Custody and accounting fees                                           1,512               5,420
     Audit fees                                                              358               5,041
     Other operating expenses                                              8,519               3,206
                                                                 ---------------     ---------------
         Total Expenses                                                  751,716             542,179
                                                                 ---------------     ---------------

Net Investment Gain (Loss)                                               652,682             136,248
Net Unrealized Gain From Investment Transactions                       1,677,476                ----
                                                                 ---------------     ---------------
    Net Income (Loss)                                           $      2,330,158    $        136,248
                                                                 ---------------     ---------------
                                                                 ---------------     ---------------

Net Gain (Loss) Per Share                                       $             94    $             11
                                                                 ---------------     ---------------
                                                                 ---------------     ---------------

Average Shares Outstanding                                                24,707              12,379
                                                                 ---------------     ---------------
                                                                 ---------------     ---------------


The accompanying notes are an integral part of these statements.               6

VENTURE LENDING & LEASING, INC.

STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY (UNAUDITED)

--------------------------------------------------------------------------------

                      FOR THE YEAR ENDED JUNE 30, 1996 AND

                    THE THREE MONTHS ENDED SEPTEMBER 30, 1996

                                     Common Stock
                             ----------------------------   Capital in                     Retained
                                                             Excess of                     Earnings
                                 Shares        Amount        Par Value    Distributions    (Deficit)         Total
                             -------------  -------------  -------------  -------------  -------------  -------------
Balance, July 1, 1995            12,379.43            $12    $11,426,921      $  ----        ($381,216)   $11,045,717
   Shares sold                    8,215.31              8      7,242,824         ----           ----        7,242,832
   Distributions                    ----             ----         ----       (1,262,256)        ----       (1,262,256)
   Net Income                       ----             ----         ----           ----        2,917,070      2,917,070
                             -------------  -------------  -------------  -------------  -------------  -------------

Balance, June 30, 1996           20,594.74             20     18,669,745     (1,262,256)     2,535,854     19,943,363

   Shares sold                    9,228.17             10      9,323,769         ----           ----        9,323,779
   Distributions                    ----             ----         ----         (607,545)        ----         (607,545)
   Net Income                       ----             ----         ----           ----        2,330,158      2,330,158
                              ------------   ------------   ------------   ------------   ------------   ------------
Balance, September 30, 1996      29,822.91            $30    $27,993,514    ($1,869,801)    $4,866,012    $30,989,755
                              ------------   ------------   ------------   ------------   ------------   ------------
                              ------------   ------------   ------------   ------------   ------------   ------------


The accompanying notes are an integral part of these statements.               7

VENTURE LENDING & LEASING, INC.

STATEMENT OF CASH FLOWS (UNAUDITED)

--------------------------------------------------------------------------------


                                                                           For the Three       For the Three
                                                                           Months Ended        Months Ended
                                                                        September 30, 1996  September 30, 1995
                                                                        ------------------  ------------------
CASH FLOWS FROM OPERATING ACTIVITIES:

   Net Income                                                             $      2,330,158    $        136,248
   Adjustments to reconcile net investment income (loss)
      to net cash provided by (used in) operating activities:
   Amortization of organizational expenses                                           7,541               7,541
   Amortization of bank loan expenses                                                2,185               2,185
   (Increase) Decrease in other assets                                              (8,251)             (1,919)
   Increase in accounts payable                                                     32,842              52,436
   Increase in interest payable                                                     48,879               8,996
   Increase in refundable commitment fees                                           44,500              63,900
   Increase in capital call receivable                                              ----               (48,000)
   Increase in unrealized gain from investment transactions                     (1,677,476)             ----

                                                                           ---------------     ---------------
   Net cash provided by (used in) operating activities                             780,378             221,387
                                                                           ---------------     ---------------
CASH FLOWS FROM INVESTING ACTIVITIES:

   Acquisition of loans and leases                                             (11,670,917)         (5,379,964)
   Principal payments on loans and leases                                        2,545,571             846,180
   Proceeds from prepayment of loan                                                726,113              ----
   Acquisition of warrants                                                        (162,500)            (42,500)
   Acquisition of restricted common stock                                          (45,000)             ----

                                                                           ---------------     ---------------
   Cash used in investing activities                                            (8,606,733)         (4,576,284)
                                                                           ---------------     ---------------

CASH FLOWS FROM FINANCING ACTIVITIES:

   Sales of common stock, net                                                    9,323,779           6,842,833
   Distributions to shareholders                                                  (607,545)           (284,727)
   Principal payments on bank loan                                                (769,610)           (717,367)

                                                                           ---------------     ---------------
   Net cash provided by financing activities                                     7,946,624           5,840,739
                                                                           ---------------     ---------------

   Net Increase (Decrease) in cash and cash equivalents                            120,269           1,485,842
                                                                           ---------------     ---------------

   Cash and Cash Equivalents -- Beginning of period                              4,683,671           8,136,350
                                                                           ---------------     ---------------

   Cash and Cash Equivalents -- End of period                             $      4,803,940    $      9,622,192
                                                                           ---------------     ---------------
                                                                           ---------------     ---------------


The accompanying notes are an integral part of these statements.               8

VENTURE LENDING & LEASING, INC.

NOTES TO FINANCIAL STATEMENTS (UNAUDITED)

--------------------------------------------------------------------------------

1. ORGANIZATION AND OPERATIONS OF THE COMPANY:

Venture Lending & Leasing, Inc. (the "Fund") was incorporated in Maryland on September 29, 1993 as a non-diversified, closed-end management investment company electing status as a business development company under the Investment Company Act of 1940. Prior to commencing its operations on July 5, 1994 the Fund had no operations other than the sale to Mitchell Hutchins Institutional Investors, Inc. ("Mitchell Hutchins"), which is an indirect wholly owned subsidiary of PaineWebber Group Inc., of one share of Common Stock, $.001 par value ("common stock"), for $1,000. As of September 30, 1996 the Fund meets the requirements, to qualify as a regulated investment company ("RIC") under the Internal Revenue Code of 1986.

Costs incurred in connection with the organization of the Fund were paid initially by Mitchell Hutchins and Westech Investment Advisors, Inc. ("Westech Advisors") (collectively, the Managers); however, the Fund reimbursed the Managers $150,000 of such costs. This amount has been deferred and is being amortized on the straight-line method over a period of 60 months from the date the Fund commenced operations. During the prior year, the management contract of the Fund was assigned from Mitchell Hutchins to Siguler Guff Advisers, L.L.C.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

BASIS OF ACCOUNTING --- The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts and revenues and expenses during the reporting period. Actual results could differ from those estimates.

VALUATION OF INVESTMENTS --- The Fund anticipates that substantially all of its portfolio investments (other than short-term investments) will consist of securities that at the time of acquisition are subject to restrictions on sale and for which no ready market will exist. Venture loans and leases are privately negotiated transactions, and there is no established trading market in which such loans or leases can be sold. Substantially all the Fund's investments are restricted securities that cannot be sold publicly without prior agreement with the issuer to register the securities under the 1933 Act, or by selling the securities under Rule 144 or other rules under the 1933 Act which permit only limited sales under specified conditions.

Investments in loans and leases are valued at their original purchase price less amortization of principal unless, pursuant to procedures established by the Fund's Board of Directors, the Fund's Managers determine that amortized cost does not represent fair value. Short-term debt instruments with 60 days or less remaining to maturity are valued by the amortized cost method. The Fund does not hold any short-term debt instruments that have a period of maturity exceeding 60 days.

Warrants that are received in connection with loan and lease transactions generally are valued at a nominal value assigned at the time of acquisition, which generally occurs at the first drawdown under the commitment. Thereafter, warrants with readily ascertainable market values will be assigned a fair value based on the difference, if any, between the exercise price of the warrant and the market value of the equity securities for which the warrant may be exercised, adjusted for illiquidity.

VENTURE LENDING & LEASING, INC.

NOTES TO FINANCIAL STATEMENTS (UNAUDITED)

--------------------------------------------------------------------------------

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED):

CASH & CASH EQUIVALENTS --- Cash & cash equivalents consist of cash on hand, demand deposits in banks and repurchase agreements with original maturities of ninety days or less.

LOANS & LEASES --- Unearned income and commitment fees on loans and leases are recognized using the effective interest method over the term of the loan or lease. Commitment fees represent fees received for commitments upon which no drawdowns have yet been made. The fee is included in unearned income and recognized as described above.

RESERVES FOR LOSSES ON LOANS --- Reserves for losses on loans are maintained at levels that, in the opinion of management, are adequate to absorb losses incurred in the loan portfolio. The Fund has created a reserve for non-performing loans of $0.1 million. Biosys Inc. has filed a petition for reorganization under Chapter 11 of the Bankruptcy Code due to a chronic cash shortage caused by poor operating and market conditions. The Company is presently seeking additional financing from several sources and the Managers expect to recover fully on the Fund's loan to the Company. As of September 30, 1996 the Fund has asset-backed secured loans outstanding to the Company in the amount of $1.4 million.

FEDERAL TAX STATUS --- As long as the Fund qualifies as a RIC, it will not pay any federal or state corporate income tax on income that is distributed to shareholders (pass-through status). Should the Fund lose its qualification as a RIC it could be taxed as an ordinary corporation on its taxable income for that year (even if that income is distributed to its shareholders), and all distributions out of its earnings and profits will be taxable to shareholders as ordinary income.

3. SUMMARY OF LOANS AND LEASES:

Loans and leases generally are made to borrowers pursuant to commitments whereby the Fund commits to finance assets up to a specified amount for the term of the commitments, upon the terms and subject to the conditions specified by such commitment. Commitments, loans and leases outstanding at September 30, 1996 are summarized on the schedule of loans and leases.

The Fund provides asset-based financing primarily to start-up and emerging growth venture-capital-backed companies. As a result, the Fund is subject to general credit risk associated with such companies.

4. WARRANTS:

At September 30, 1996, the Fund held 2,964,291 warrants to purchase shares of common and preferred stock in 40 companies, of which 7 companies are publicly traded. The quoted market value of the stock underlying the 382,707 warrants issued by the publicly traded companies is $5,849,569. The exercise cost of these warrants is $1,239,009 resulting in a potential gain of $4,610,560. Because of the illiquid nature of these warrants, the Fund is carrying them at a discounted value of $2,189,689.

The 2,581,584 warrants issued by private companies did not have a readily ascertainable market value and were assigned a minimal value at the time of acquisition. These warrants had a value of $468,185 at September 30, 1996.

VENTURE LENDING & LEASING, INC.

NOTES TO FINANCIAL STATEMENTS (UNAUDITED)

--------------------------------------------------------------------------------

5. RESTRICTED COMMON STOCK:

As of September 30, 1996 the Fund held 346,432 shares of common stock of JTS Corporation. The shares were received when the Fund exercised its warrants in the company which cost $45,000. The market value of the shares is $1,666,338, adjusted for illiquidity, they are valued at $999,803 and are subject to restrictions on sale which expire in March 1997.

Restricted equity securities for which a public market exists are valued with reference to the market price for unrestricted equity securities of the same issuers, taking into consideration various factors as applicable, including the nature of the market in which the securities are traded, the amount of the public float, the existence and terms of any registration rights, the proportion of the issuer's securities held by the Fund, the price at which the securities in question were acquired relative to the market price for unrestricted securities at the time of issuance, changes in the issuer's financial conditions or prospects, and other factors that may affect their fair value. Restricted securities for which an established market exists are valued at a discount from their value determined by the foregoing methods, with the amount of the discount decreasing as the restriction period decreases.

6. LONG - TERM DEBT FACILITY:

The Fund has in place a $30 million bank credit facility to finance the acquisition of asset-based loans and leases. The credit facility expires September 27, 1997, and can be drawn on from time to time during the commitment period. The amortization schedule for each borrowing under the facility is expected to correspond to the amortization of the loans and leases acquired with the proceeds of each borrowing. The Fund pays a commitment fee of 0.25% annually on the total average amount of unused commitment with respect to this facility.

Borrowings under the facility are collateralized by the equipment financed by the Fund under loans and leases with assignment to the financial institution, plus other assets of the Fund.

As of September 30, 1996 the Fund had $13,968,850 outstanding under this credit facility. The loans accrue interest at the LIBOR rate plus 2.50% per annum. On October 30, 1996 the Fund entered into an interest rate swap agreement for a fixed rate payment of 8.55% on $10 million. The effect of the swap is to convert the variable LIBOR rate into a fixed rate on the contract notional value.

7. CAPITAL STOCK:

There are 100,000,000 shares of $.001 par value common stock authorized. As of September 30,1996, 29,822.91 shares are issued and outstanding.

The Fund has subscription agreements in effect with its shareholders under which shareholders will purchase shares of the Fund, up to their full committed capital amount, upon capital calls delivered at least fifteen days before payment is due. As of September 30, 1996, $18.6 million in unfunded and uncalled capital commitments remained outstanding.

VENTURE LENDING & LEASING, INC.

NOTES TO FINANCIAL STATEMENTS (UNAUDITED)

--------------------------------------------------------------------------------

8. MANAGEMENT:

Westech Advisors serves as the Fund's Investment Manager and Siguler Guff Advisers, L.L.C. serves as its Fund Manager. As compensation for their services to the Fund, the Managers receive a management fee computed and paid at the end of each quarter, at an annual rate of 2.5% of the Fund's committed equity capital for the first two years following the first closing of the Fund's initial private offering; and at an annual rate of 2.5% of the Fund's total assets (including amounts derived from borrowed funds) as of the last day of each fiscal quarter thereafter.

The Managers will also receive an aggregate annual incentive fee equal to 20% of all amounts available for distribution to investors after investors have received cash distributions equal to 100% of all amounts paid for the purchase of shares plus a preferred return calculated at a cumulative non - compounded annual rate of 8%. To date, the Managers have earned no incentive fee.

PART I -- FINANCIAL INFORMATION

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

     Venture Lending & Leasing, Inc. ("Fund") is a closed-end, non-diversified management investment company electing status as a business development company under the Investment Company Act of 1940 ("1940 Act"). The Fund's investment objective is to achieve a high total return. The Fund will provide asset-based financing to carefully selected venture capital-backed companies, in the form of
secured loans, installment sales contracts or equipment leases.   The Fund
generally will receive warrants to acquire equity securities in connection with its portfolio investments.

     The Fund's shares of Common Stock, $.001 par value ("Shares") are sold to subscribers pursuant to one or more capital calls to be made from time to time until July 5, 1998. The Fund will seek to require payment by investors pursuant to each capital call of only that portion of the total dollar amount subscribed for that the Fund expects will be needed to fund commitments entered into within a reasonable time after such capital call. The Fund has made four capital calls since inception for a total of 60% of committed capital. Total committed capital as of September 30, 1996 was $46.6 million; a total of $27.9 million had been called.

RESULTS OF OPERATIONS -- THREE MONTHS ENDED SEPTEMBER 30, 1996 AND
                         SEPTEMBER 30, 1995

     Total investment income for the three months ending September 30, 1996 and September 30, 1995 was $1.4 million and $0.7 million, respectively, of which $1.3 million and $0.6 million, respectively, consisted of interest on venture loans outstanding during the quarter. Remaining income consisted of interest on the temporary investment of the proceeds of the Shares sold in the Fund's capital calls, pending investment in venture loans and leases or application to the Fund's expenses. The increase in investment income reflects the increase in capital called from investors from approximately $18.6 million as of September 30, 1995 to approximately $27.9 million as of September 30, 1996, and the investment of that capital (together with amounts derived from bank borrowings) in venture loans and leases.

     Expenses for the three months ending September 30, 1996 and September 30, 1995 were $0.8 million and $0.5 million, respectively, resulting in net income of $2.3 million and $0.1 million for the three months ended September 30, 1996 and September 30, 1995. Net income for the three months ended September 30, 1996 includes unrealized gains of $1.7 million. On a per share basis, for the three months ending September 30, 1996 and September 30, 1995 net income was $94 and $11.

     There were several factors which contributed to the increase in net income for the three months ending September 30, 1996 over the corresponding prior year period. As of September 30, 1996, total assets invested in venture loans increased as a percentage of committed capital to 79% from 37% as of September 30, 1995, reflecting the investment of capital called and additional borrowed funds, and cash balances as a percentage of total assets were significantly reduced compared with the corresponding period. Management fees, and certain other relatively fixed expenses, declined significantly as a percentage of invested assets for the quarter as compared with the corresponding period. The most significant factor effecting net income for the three months ending September 30, 1996 was the increase in the unrealized appreciation of $1.7 million in the quoted market value of the stock underlying the warrants issued by the publicly traded companies adjusted for illiquidity. Also impacting net income was interest expense on the Fund's borrowings during the three months ended September 30, 1996, at $0.3 million.

     The Fund has created a reserve for non-performing loans of $0.1 million. Biosys, Inc. has filed for reorganization under Chapter 11 of the Bankruptcy Code due to a chronic cash shortage caused by poor operating and market conditions. The Company is presently seeking additional financing and the Managers expect to fully recover on the Fund's loans to the Company. As of September 30, 1996 the Fund has asset-backed secured loans outstanding to the Company in the amount of $1.4 million.

     Expenses other than the management fee, bad debt expense and interest expense declined from $0.055 million for the three months ended September 30, 1995 to $0.049 million for the three months ended September 30, 1996. Because many of these expenses are relatively fixed and do not increase significantly as total assets increase, these other expenses, like the management fee, can be expected to continue to decrease as a percentage of investment income as the Fund draws and invests additional capital.


LIQUIDITY AND CAPITAL RESOURCES -- SEPTEMBER 30, 1996 AND JUNE 30, 1996

     Total capital committed to the purchase of Shares pursuant to subscription agreements was approximately $46.6 million at September 30, 1996 and June 30, 1996. As of September 30, 1996 and June 30, 1996, 60% and 40%, respectively, of this committed capital was called to fund investments in venture loans and leases and to meet the Fund's expenses. Additional capital may be drawn from subscribers upon 15 days' notice.

     The Fund has in place a $30 million bank credit facility to finance the acquisition of asset-based loans and leases. The credit facility expires September 27, 1997, and can be drawn on from time to time during the commitment period. The amortization schedule for each borrowing under the facility is expected to correspond to the amortization of the loans or leases acquired with the proceeds of each borrowing, As of September 30, 1996 $13.9 million was outstanding under this facility, compared with $14.7 million as of June 30, 1996.

     As of September 30, 1996, 11% of the Fund's assets consisted of cash and cash equivalents, compared with 13% as of June 30, 1996. The Fund continued to invest its assets in venture loans and leases during the quarter. Amounts disbursed under the Fund's loan commitments increased by approximately $11.4 million during the three months ended September 30, 1996, and net loan amounts outstanding after amortization increased approximately $8.5 million. Amounts committed but undrawn increased by approximately $17.1 million.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
                       Amount        Principal                     Committed but
                      Disbursed     Amortization    Net Amount        Undrawn
--------------------------------------------------------------------------------
September 30, 1996  $48.2 million  $11.1 million   $37.1 million  $40.6 million
--------------------------------------------------------------------------------
June 30, 1996       $36.8 million   $8.2 million   $28.6 million  $23.5 million
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

     Because venture loans and leases are privately negotiated transactions, investments in these assets are relatively illiquid.

     The Fund seeks to meet the requirements to qualify for the special pass-through status available to "regulated investment companies" ("RICs") under the Internal Revenue Code, and thus to be relieved of federal income tax on that part of its net investment income and realized capital gains that it distributes
to shareholders.   To qualify as a RIC, the Fund must distribute to its
shareholders for each taxable year at least 90% of its investment company taxable income (consisting generally of net investment income and net short-term capital gain) ("Distribution Requirement"). To the extent that the terms of the Fund's venture loans provide for the receipt by the Fund of additional interest at the end of the loan term or the terms of venture leases provide for the receipt by the Fund of a purchase price for the asset at the end of the lease term ("residual income"), the Fund would be required to accrue such residual income over the life of the loan or lease, and to include such accrued income in its gross income for each taxable year even if it receives no portion of such residual income in that year. Thus, in order to meet the Distribution Requirement and avoid payment of income taxes or an excise tax on undistributed income, the Fund may be required in a particular year to distribute as a dividend an amount in excess of the total amount of income it actually receives. Those distributions will be made from the Fund's cash assets, from amounts received through amortization of loans or leases or from borrowed funds.

PART II -- OTHER INFORMATION

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

          The Annual meeting of shareholders of the Company was held on October 16, 1996. The following directors were elected, with the following number of votes cast in favor of election of each such director. No votes were withheld for the election of any director:

          DIRECTOR                           VOTES CAST IN FAVOR OF ELECTION

          John F. Cogan                                  24,961.22
          J. Michael Egan                                24,961.22
          Salvador O. Gutierrez                          24,961.22
          Scott C. Malpass                               24,961.22
          Roger V. Smith                                 24,961.22
          Arthur Spinner                                 24,961.22
          Ronald W. Swenson                              24,961.22
          George Von Gehr                                24,961.22

          Shareholders also ratified the selection of Arthur Anderson LLP as the Fund's independent auditors at the meeting. Votes were cast in favor of such proposal, none were opposed, and none abstained.

ITEM 6.   EXHIBITS

          None.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned duly authorized.

                                        VENTURE LENDING & LEASING, INC.
                                        Registrant

Date: November 14, 1996                 /s/ Donald P. Spencer
                                        -------------------------------
                                        Donald P. Spencer
                                        Vice President
                                        [Duly Authorized Officer]


Date: November 14, 1996                 /s/ Salvador O. Gutierrez
                                        -------------------------------
                                        Salvador O. Gutierrez
                                        President and Treasurer
                                        [Chief Financial Officer]