Form 10-Q
period 1996-12-31
VENTURE LENDING & LEASING INC
filed 1997-02-14
CIK 913570

FORM 10-Q


                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
                                   ACT OF 1934

For the quarterly period ending December 31, 1996


[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
                                   ACT OF 1934

For the transition period from ___________ to ______________

Commission file number 0-22618

                         Venture Lending & Leasing, Inc.
--------------------------------------------------------------------------------
             (Exact Name of Registrant as specified in its charter)

            Maryland                                             13-3775187
--------------------------------------------------------------------------------
(State or other jurisdiction of                               (I.R.S. Employer
incorporation or organization)                               Identification No.)

             2010 North First Street, Suite 310, San Jose, CA 95131
--------------------------------------------------------------------------------
                    (Address of principal executive offices)
                                   (Zip Code)

                                 (408) 436-8577
--------------------------------------------------------------------------------
              (Registrant's telephone number, including area code)

     Indicate by check mark whether the registrant has (i) filed all reports required to be filed by Section 13 or 15(d) of the Securities and Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (ii) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

          Class                        Outstanding as of February 14, 1996
--------------------------------------------------------------------------------
Common Stock, $.001 par value                        29,822.91

                         VENTURE LENDING & LEASING, INC.

                                      INDEX
                                                                     Page Number

PART I -- FINANCIAL INFORMATION

Item 1.  Financial Statements

                  Statement of Financial Position (Unaudited)            3
                  December 31, 1996 and June 30, 1996

                  Schedule of Loans and leases (Unaudited)               4 - 5
                  December 31, 1996

                  Statement of Operations (Unaudited)                    6
                  Six Months Ended December 31, 1996 and
                  December 31, 1995

                  Statement of Operations (Unaudited)                    7
                  Three Months Ended December 31, 1996 and
                  December 31, 1995

                  Statement of Changes in Shareholders Equity            8
                  (Unaudited) Six Months Ended December 31,
                  1996 and Year Ended June 30, 1996

                  Statement of Cash Flows (Unaudited)                    9
                  Six Months Ended December 31, 1996 and
                  December 31, 1995

                  Notes to Financial Statements                          10 - 13

Item 2.  Management's Discussion and Analysis of Financial               14 - 16
                  Condition and Results of Operations

PART II -- OTHER INFORMATION

Item 4.  Submission of Matters to a Vote of Security Holders             17

Item 6.  Exhibits                                                        17

SIGNATURES                                                               18

VENTURE LENDING & LEASING, INC.

Statement of Financial Position (Unaudited)
--------------------------------------------------------------------------------

                                                      December 31, 1996   June 30, 1996
                                                      -----------------   -------------
Assets
      Loans and leases, net of unearned income, fees     $ 42,297,908     $ 28,616,626
          and reserve for non-performing loans
      Cash and cash equivalents                             3,147,928        4,683,671
      Investments:
          Warrants (cost - $737,685 and $464,685)           3,166,421        1,772,701
          Restricted common stock (cost - $45,000)            788,133             --
      Deferred organizational expenses                         74,997           90,080
      Deferred bank loan expenses                              15,438           19,808
      Accounts receivable                                       4,728           16,545
      Other assets                                             22,449            5,916
                                                         ------------     ------------
               Total assets                                49,518,002       35,205,347
                                                         ------------     ------------
Liabilities & Shareholders' Equity

Liabilities
      Bank loans                                           16,708,597       14,738,460
      Accounts payable                                        576,494          358,676
      Interest payable                                        289,833           40,113
      Commitment fees                                         115,235          124,735
                                                         ------------     ------------
               Total liabilities                           17,690,159       15,261,984
                                                         ------------     ------------
Shareholders' Equity

      Common stock, $.001 par value; 100,000,000
            shares authorized; issued and outstanding,
            29,822.91 and 20,594.74 shares                         30               20
      Capital in excess of par value                       27,993,514       18,669,745
      Distributions                                        (2,518,449)      (1,262,256)
      Accumulated earnings                                  6,352,748        2,535,854
                                                         ------------     ------------
               Total shareholders' equity                  31,827,843       19,943,363
                                                         ------------     ------------
               Total liabilities & shareholders' equity  $ 49,518,002     $ 35,205,347
                                                         ============     ============

VENTURE LENDING & LEASING, INC.

Schedule of Loans and Leases (Unaudited)
--------------------------------------------------------------------------------

                                                                              Outstanding
                                                      Amount      Principal   December 31,
      Borrower                         Commitment    Disbursed   Amortization     1996
      --------                         ----------    ---------   ------------     ----
Active Software, Inc.                    $800,000     $401,217      $35,560     $365,657
Advanced Therapies, Inc.                  500,000      503,874      128,539      375,335
Aptix Corporation                       1,000,000         --           --           --
Araxsys, Inc.                           1,000,000         --           --           --
BigBook, Inc.                           2,000,000    1,169,432      172,170      997,262
Biosys, Inc. *                          2,500,000    2,180,487      769,024    1,411,463
Brocade Communications, Inc.            2,600,000    1,816,127      210,959    1,605,168
Calico Technology, Inc.                 1,500,000         --           --           --
Caps Software, Inc.                     1,000,000      839,330      162,748      676,582
Cardia Catheter Company                   500,000         --           --           --
Ciphergen Biosystems                      740,000      765,144      136,258      628,886
Comps Infosystems, Inc.                 3,000,000    1,411,879      151,090    1,260,789
Cortrak Medical, Inc.                     500,000         --           --           --
Datamind Corporation                      800,000      537,818       66,757      471,061
Desmos, Inc.                            1,000,000      261,557       35,512      226,045
Digex, Inc.                             3,000,000    1,175,923      363,426      812,497
Distrivision Development Corporation      500,000      227,009       27,649      199,360
Encelle, Inc.                             750,000      227,773       26,725      201,048
Equator Technologies, Inc.              3,000,000      526,879       96,891      429,988
Exodus Communications, Inc.             1,800,000    1,107,842      100,810    1,007,032
Exponential Technology, Inc.            3,200,000    3,396,131    1,036,927    2,359,204
Fabrik Communications, Inc.             1,800,000    1,157,862      189,187      968,675
Fluid Propulsion Technologies, Inc        250,000      136,737       34,443      102,294
Gene Logic, Inc.                        1,000,000         --           --           --
I-Cube, Inc.                            1,000,000      513,320       51,443      461,877
Idec Pharmeceuticals Corp.              5,000,000    5,000,000    1,935,448    3,064,552
Infoseek Corporation                    3,500,000    3,534,981    1,406,180    2,128,801
Integ Incorporated                     12,500,000    1,352,274      170,233    1,182,041
Inverse Network Technology                350,000         --           --           --
Ipsilon Networks, Inc.                  1,000,000      967,590      225,955      741,635
Jetstream Communications, Inc.            495,000      451,790       66,849      384,941
JTS Corporation                         4,500,000    4,029,108    4,029,108         --
Juniper Networks, Inc.                  5,000,000      536,618       53,573      483,045
Larex, Inc.                             2,500,000    1,445,250      210,002    1,235,248
Neomagic Corporation                    3,000,000    1,547,399      477,364    1,070,035
Netpower, Inc.                          1,500,000      978,544      350,560      627,984
Optimal Networks Corporation              400,000      226,590       90,283      136,307
Optivision, Inc.                        2,000,000    2,000,000      234,202    1,765,798
Oratec Interventions, Inc.                500,000      394,391       52,100      342,291

* Non-performing loan on non-accrual                                   Continued

The accompanying notes are an integral part of these statements.

VENTURE LENDING & LEASING, INC.

Schedule of Loans and Leases (Unaudited)
(Continued)
--------------------------------------------------------------------------------

                                                                            Outstanding
                                                   Amount     Principal     December 31,
      Borrower                    Commitment     Disbursed   Amortization       1996
      --------                    ----------     ---------   ------------       ----
Persistence Software, Inc.           500,000       504,528        68,222       436,306
Photon Dynamics, Inc.              1,000,000     1,000,000     1,000,000          --
ReGen Biologics                    1,500,000       212,273        30,566       181,707
Release Software Corporation       1,000,000       248,201        37,616       210,585
ROI  Technology                      750,000       471,922        38,599       433,323
Silicon Architects                   900,000       290,233       290,233          --
Socket Communications, Inc.          500,000       211,354        52,106       159,248
Solopoint, Inc.                      400,000       191,505        25,867       165,638
Spectrum Wireless, Inc.            2,000,000     1,025,641        55,774       969,867
Starlight Networks, Inc.           5,000,000     4,835,100       249,405     4,585,695
Svision Inc.                         500,000          --            --            --
Tenth Planet Exploration, Inc.     1,250,000       717,234       300,637       416,597
Terrapin Technologies, Inc.        1,500,000     1,290,426        84,743     1,205,683
Tessera, Inc.                      2,500,000       760,803       312,729       448,074
Transmeta Corporation                700,000       668,974        52,531       616,443
Ulsi Systems, Inc.                   500,000       487,650       169,789       317,861
Uniax Corporation                  2,000,000       493,481        70,082       423,399
Verisign, Inc.                     2,000,000          --            --            --
VidaMed, Inc.                      3,000,000     3,000,000     1,204,060     1,795,940
Wallop Software, Inc.              1,000,000       181,245        30,435       150,810
Wink Communications, Inc.          1,500,000     1,421,438        24,601     1,396,837
Xatrix Entertainment, Inc.         1,000,000       999,597       448,997       550,600
O - In Design Automation             250,000          --            --            --
ZSP Corporation                    2,000,000       263,440        53,046       210,394
                                ------------  ------------  ------------  ------------
   Totals                       $111,235,000   $60,095,921   $17,698,013   $42,397,908
                                ============  ============  ============  ============

The accompanying notes are an integral part of these statements.

VENTURE LENDING & LEASING, INC.

Statement of Operations (Unaudited)
--------------------------------------------------------------------------------

                                                        For the Six         For the Six
                                                       Months Ended         Months Ended
                                                     December 31, 1996   December 31, 1995
                                                     -----------------   -----------------
Investment Income:
        Interest on loans and leases                     $3,285,723          $1,383,699
        Interest on short-term investments                  137,882             181,355
                                                         ----------          ----------
              Total Investment Income                     3,423,605           1,565,054
                                                         ----------          ----------
Expenses:
        Management fee                                      591,979             581,237
        Interest expense                                    643,430             385,557
        Legal fees                                           31,961               2,925
        Bank loan facility fee                               28,486              21,494
        Directors' fees and expenses                         16,000              16,500
        Amortization of organizational expenses              15,082              15,082
        Regulatory reporting                                 13,354               4,500
        Transfer agency fees                                  4,127               3,925
        Custody and accounting fees                           9,075              10,840
        Audit fees                                            5,967              11,083
        Other operating expenses                             11,104               7,945
                                                         ----------          ----------
              Total Expenses                              1,370,565           1,061,088
                                                         ----------          ----------
Net Investment Gain                                       2,053,040             503,966
Net Unrealized Gain From Investment Transactions          1,763,856             485,993
                                                         ----------          ----------
    Net Income                                           $3,816,896          $  989,959
                                                         ==========          ==========
Net Income Per Share                                     $      140          $       59
                                                         ==========          ==========
Average Shares Outstanding                                   27,265              16,652
                                                         ==========          ==========

VENTURE LENDING & LEASING, INC.

Statement of Operations (Unaudited)
--------------------------------------------------------------------------------

                                                       For the Three       For the Three
                                                       Months Ended        Months Ended
                                                     December 31, 1996   December 31, 1995
                                                     -----------------   -----------------
Investment Income:
       Interest on loans and leases                      $1,950,430          $  789,160
       Interest on temporary investments                     68,777              97,467
                                                         ----------          ----------
             Total Investment Income                      2,019,207             886,627
                                                         ----------          ----------
Expenses:
       Management fee                                       306,164             293,769
       Interest expense                                     326,540             185,744
       Other expenses                                        86,145              39,396
                                                         ----------          ----------
             Total Expenses                                 718,849             518,909
                                                         ----------          ----------
Net Investment Gain                                       1,300,358             367,718
Net Unrealized Gain From Investment Transactions            186,380             485,993
                                                         ----------          ----------
    Net Income                                           $1,486,738          $  853,711
                                                         ==========          ==========
Net  Income Per Share                                    $       50          $       42
                                                         ==========          ==========
Average Shares Outstanding                                   29,823              20,417
                                                         ==========          ==========

VENTURE LENDING & LEASING, INC.

Statement of Changes in Shareholders' Equity (Unaudited)
--------------------------------------------------------------------------------

                      For the Year ended June 30, 1996 and

                     the Six Months Ended December 31, 1996

                                 Common Stock         Capital in                     Retained
                            -----------------------    Excess of                     Earnings
                              Shares       Amount      Par Value    Distributions    (Deficit)        Total
                            ---------  ------------  ------------   ------------   ------------   ------------
Balance, July 1, 1995       12,379.43           $12   $11,426,921   $       --        ($381,216)   $11,045,717
     Shares sold             8,215.31             8     7,242,824           --             --        7,242,832
     Distributions               --            --            --       (1,262,256)          --       (1,262,256)
     Net Income                  --            --            --             --        2,917,070      2,917,070
                            ---------  ------------  ------------   ------------   ------------   ------------
Balance, June 30, 1996      20,594.74            20   218,669,745     (1,262,256)     2,535,854     19,943,363

     Shares sold             9,228.17            10   109,323,769           --             --        9,323,779
     Distributions               --            --            --       (1,256,193)          --       (1,256,193)
     Net Income                  --            --            --             --        3,816,894      3,816,894
                            ---------  ------------  ------------   ------------   ------------   ------------
Balance, December 31, 1996  29,822.91           $30   $27,993,514    ($2,518,449)    $6,352,748    $31,827,843
                            =========  ============  ============   ============   ============   ============

VENTURE LENDING & LEASING, INC.

Statement of Cash Flows (Unaudited)
--------------------------------------------------------------------------------

                                                                     For the Six          For the Six
                                                                     Months Ended         Months Ended
                                                                  December 31, 1996     December 31, 1995
                                                                  -----------------     -----------------
Cash flows from operating activities:
     Net Income                                                    $  3,816,896           $    989,959
     Adjustments to reconcile net investment income (loss)
          to net cash provided by (used in) operating activities:
     Amortization of organizational expenses                             15,083                 15,082
     Amortization of bank loan expenses                                   4,370                  4,370
     (Increase) Decrease in other assets                                (16,533)                (1,074)
     Increase in accounts payable                                       217,818                 67,322
     Decrease in accounts receivable                                     11,817                 10,099
     Increase in interest payable                                       249,720                  9,039
     Increase (Decrease) in refundable commitment fees                   (9,500)                96,000
     Increase in unrealized gain from investment transactions        (1,763,856)              (463,375)

                                                                   ------------           ------------
     Net cash provided by (used in) operating activities              2,525,815                727,422
                                                                   ------------           ------------
Cash flows from investing activities:
     Acquisition of loans and leases                                (13,781,281)           (10,297,333)
     Principal payments on loans and leases                                                  2,031,630
     Proceeds from prepayment of loan                                                             --
     Acquisition of warrants                                           (273,000)              (137,518)
     Acquisition of restricted common stock                             (45,000)                  --
                                                                   ------------           ------------
     Cash used in investing activities                              (14,099,281)            (8,403,221)
                                                                   ------------           ------------
Cash flows from financing activities:
     Sales of common stock, net                                       9,323,779              7,242,842
     Distributions to shareholders                                   (1,256,193)              (420,975)
     Loan from bank                                                   4,500,000              2,300,000
     Principal payments on bank loan                                 (2,529,863)            (1,438,689)
                                                                   ------------           ------------
     Net cash provided by financing activities                       10,037,723              7,683,178
                                                                   ------------           ------------
     Net Increase (Decrease) in cash and cash equivalents            (1,535,743)                 7,379
                                                                   ------------           ------------
     Cash and Cash Equivalents -- Beginning of period                 4,683,671              8,136,350
                                                                   ------------           ------------
     Cash and Cash Equivalents -- End of period                    $  3,147,928           $  8,143,729
                                                                   ============           ============

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

Reserves for losses on loans --- Reserves for losses on loans are maintained at levels that, in the opinion of management, are adequate to absorb losses incurred in the loan portfolio. The Fund has created a reserve for non-performing loans of $0.1 million. Biosys Inc. has filed a petition for reorganization under Chapter 11 of the Bankruptcy Code due to a chronic cash shortage caused by poor operating and market conditions. The Company is presently seeking additional financing from several sources and the Managers expect to recover fully on the Fund's loan to the Company. As of December 31, 1996 the Fund has asset-backed secured loans outstanding to the Company in the amount of $1.4 million.

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

3. Summary of Loans and Leases:

Loans and leases generally are made to borrowers pursuant to commitments whereby the Fund commits to finance assets up to a specified amount for the term of the commitments, upon the terms and subject to the conditions specified by such commitment. Commitments, loans and leases outstanding at December 31, 1996 are summarized on the schedule of loans and leases.

The Fund provides asset-based financing primarily to start-up and emerging growth venture-capital-backed companies. As a result, the Fund is subject to general credit risk associated with such companies.

4. Warrants:

At December 31, 1996, the Fund held 3.2 million warrants to purchase shares of common and preferred stock in 46 companies, of which 7 companies are publicly traded. The quoted market value of the stock underlying the 0.4 million warrants issued by the publicly traded companies is $5.6 million. The exercise cost of these warrants is $1.2 million resulting in a potential gain of $4.4 million. Because of the illiquid nature of these warrants, the Fund is carrying them at a discounted value of $2.6 million.

The 2.9 million warrants issued by private companies did not have a readily ascertainable market value and were assigned a minimal value at the time of acquisition. These warrants had a value of $0.6 million at December 31, 1996.

VENTURE LENDING & LEASING, INC.

Notes to Financial Statements (Unaudited)
--------------------------------------------------------------------------------

5. Restricted Common Stock:

As of December 31, 1996 the Fund held 0.3 million shares of common stock of JTS Corporation. The shares were received when the Fund exercised its warrants in the company which cost $45,000. The market value of the shares is $1.1 million, adjusted for illiquidity, they are valued at $0.8 million and are subject to restrictions on sale which expire in March 1997.

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

As of December 31, 1996 the Fund had $16.7 million outstanding under this credit facility. The loans accrue interest at the LIBOR rate plus 2.50% per annum. On October 30, 1996 the Fund entered into an interest rate swap agreement for a fixed rate payment of 8.55% on $10 million. The effect of the swap is to convert the variable LIBOR rate into a fixed rate on the contract notional value.

7. Capital Stock:

There are 100,000,000 shares of $.001 par value common stock authorized. As of December 31,1996, 29,822.91 shares are issued and outstanding.

The Fund has subscription agreements in effect with its shareholders under which shareholders will purchase shares of the Fund, up to their full committed capital amount, upon capital calls delivered at least fifteen days before payment is due. As of December 31, 1996, $18.6 million in unfunded and uncalled capital commitments remained outstanding.

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

     The Fund's shares of Common Stock, $.001 par value ("Shares") are sold to subscribers pursuant to one or more capital calls to be made from time to time until July 5, 1998. The Fund will seek to require payment by investors pursuant to each capital call of only that portion of the total dollar amount subscribed for that the Fund expects will be needed to fund commitments entered into within a reasonable time after such capital call. The Fund has made four capital calls since inception for a total of 60% of committed capital. Total committed capital as of December 31, 1996 was $46.6 million; a total of $28.0 million had been called.

Results of Operations -- Six Months Ended December 31, 1996 and December 31,
1995

     Total investment income for the six months ending December 31, 1996 and December 31, 1995 was $3.4 million and $1.6 million, respectively, of which $3.3 million and $1.4 million, respectively, consisted of interest on venture loans outstanding during the period. Remaining income consisted of interest on the temporary investment of the proceeds of the Shares sold in the Fund's capital calls, pending investment in venture loans and leases or application to the Fund's expenses. The increase in investment income reflects the increase in capital called from investors from approximately $18.7 million as of December 31, 1995 to approximately $28.0 million as of December 31, 1996, and the investment of that capital (together with amounts derived from bank borrowings) in venture loans and leases.

     Expenses for the six months ending December 31, 1996 and December 31, 1995 were $1.4 million and $1.1 million, respectively, resulting in net income of $3.8 million and $1.0 million for the six months ended December 31, 1996 and December 31, 1995. Net income for the six months ended December 31, 1996 and December 31, 1995 includes unrealized gains of $1.8 million and $0.5 million. On a per share basis, for the six months ending December 31, 1996 and December 31, 1995 net income was $140 and $59.

     There were several factors which contributed to the increase in net income for the six months ending December 31, 1996 over the corresponding prior year period. As of December 31, 1996, total assets invested in venture loans increased as a percentage of committed capital to 91% from 45% as of December 31, 1995, reflecting the investment of capital called and additional borrowed funds, and cash balances as a percentage of total assets were significantly reduced compared with the corresponding period. Management fees, and certain other relatively fixed expenses, declined significantly as a percentage of invested assets for the quarter as compared with the corresponding period. From and after the quarter ended September 30, 1996, management fees are computed as a percentage of total assets, rather than as a percentage of committed capital. The most significant factor effecting net income for the six months ending December 31, 1996 was the increase in the net unrealized appreciation of $1.8 million in the quoted market value of the stock underlying the warrants issued by the publicly traded companies adjusted for illiquidity. Also impacting net income was interest expense on the Fund's borrowings during the six months ended December 31, 1996, at $0.6 million.

     The Fund has created a reserve for non-performing loans of $0.1 million. The reserve is included in the net unrealized gain section of the statement of operations. Biosys, Inc. has filed for reorganization under Chapter 11 of the Bankruptcy Code due to a chronic cash shortage caused by poor operating and market conditions. The Company is presently seeking additional financing and the Managers expect to fully recover on the Fund's loans to the Company. As of December 31, 1996 the Fund has asset-backed secured loans outstanding to the Company in the amount of $1.4 million.

     Expenses other than the management fee, bad debt expense and interest expense declined as a percentage of investment income for the six months ended December 31, 1996 from the six months ended December 31, 1995. Because many of these expenses are relatively fixed and do not increase significantly as total assets increase, these other expenses, like the management fee, can be expected to continue to decrease as a percentage of investment income as the Fund draws and invests additional capital.

Liquidity and Capital Resources -- December 31, 1996 and June 30, 1996

     Total capital committed to the purchase of Shares pursuant to subscription agreements was approximately $46.6 million at December 31, 1996 and June 30, 1996. As of December 31, 1996 and June 30, 1996, 60% and 40%, respectively, of this committed capital was called to fund investments in venture loans and leases and to meet the Fund's expenses. Additional capital may be drawn from subscribers upon 15 days' notice.

     The Fund has in place a $30 million bank credit facility to finance the acquisition of asset-based loans and leases. The credit facility expires September 27, 1997, and can be drawn on from time to time during the commitment period. The amortization schedule for each borrowing under the facility is expected to correspond to the amortization of the loans or leases acquired with the proceeds of each borrowing. As of December 31, 1996, $16.7 million was outstanding under this facility, compared with $14.7 million as of June 30, 1996.

     As of December 31, 1996, 6% of the Fund's assets consisted of cash and cash equivalents, compared with 13% as of June 30, 1996. The Fund continued to invest its assets in venture loans and leases during the quarter. Amounts disbursed under the Fund's loan commitments increased by approximately $23.3 million during the six months ended December 31, 1996, and net loan amounts outstanding after amortization increased approximately $13.8 million. Amounts committed but undrawn increased by approximately $27.6 million.

================================================================================
                       Amount          Principal                     Committed
                      Disbursed      Amortization   Net Amount      but Undrawn
--------------------------------------------------------------------------------
December 31, 1996    $60.1 million  $17.7 million  $42.4 million   $51.1 million
--------------------------------------------------------------------------------
June 30, 1996        $36.8 million   $8.2 million  $28.6 million   $23.5 million
================================================================================

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

         None.

Item 6.  Exhibits

         None.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned duly authorized.

                                    VENTURE LENDING & LEASING, INC.
                                    Registrant

Date: February __, 1997             ____________________________________
                                    Donald P. Spencer
                                    Vice President [Duly Authorized
                                    Officer]


Date: February __, 1997             ____________________________________
                                    Ronald W. Swenson
                                    Chairman
                                    [Chief Executive Officer]