Form 10-Q
period 1996-03-31
VENTURE LENDING & LEASING INC
filed 1997-04-17
CIK 913570

FORM 10-Q


                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


[X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                 SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ending March 31, 1996

[ ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                 SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________ to ______________

Commission file number 0-22618

                         Venture Lending & Leasing, Inc.
                         -------------------------------
             (Exact Name of Registrant as specified in its charter)

                    Maryland                                 13-3775187
---------------------------------------------           ------------------------
(State or other jurisdiction of incorporation                (I.R.S. Employer
         or organization)                                    Identification No.)

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

     Indicate by check mark whether the registrant has (i) filed all reports required to be filed by Section 13 or 15(d) of the Securities and Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (ii) has been subject to such filing requirements for the past 90 days. Yes [x] No [ ]

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

              Class                        Outstanding as of May 15, 1996
----------------------------------         ------------------------------
Common Stock, $.001 par value                        20,594.74

                 Page 1 of 16; Exhibit Index appears on Page 15

                         VENTURE LENDING & LEASING, INC.

                                      INDEX

                                                                     Page Number

PART I -- FINANCIAL INFORMATION

Item 1.  Financial Statements

             Statement of Financial Position (Unaudited)                 3
             March 31, 1996 and June 30, 1995

             Schedule of Loans and leases (Unaudited)                    4
             March 31, 1996

             Statement of Operations (Unaudited)                         5
             Nine Months Ended March 31, 1996 and
             Period Ended March 31, 1995

             Statement of Operations (Unaudited)                         6
             Three Months Ended March 31, 1996 and
             March 31, 1995

             Statement of Changes in Shareholders Equity (Unaudited)     7
             Nine Months Ended March 31, 1996 and
             Period Ended March 31, 1995

             Statement of Cash Flows (Unaudited)                         8
             Nine Months Ended March 31, 1996 and
             Period Ended March 31, 1995

             Notes to Financial Statements                               9 - 11

Item 2.  Management's Discussion and Analysis of Financial               12 - 14
             Condition and Results of Operations

PART II -- OTHER INFORMATION

Item 4.  Submission of Matters to a Vote of Security Holders             15

Item 6.  Exhibits                                                        15

SIGNATURES                                                               16

VENTURE LENDING & LEASING, INC.

Statements of Financial Position (Unaudited)

--------------------------------------------------------------------------------

                                                                     March 31, 1996          June 30, 1995
                                                                    ----------------         --------------
Assets
       Loans and leases, net of unearned income and fees            $25,680,686             $ 12,524,101
       Cash and cash equivalents                                      5,963,255                8,136,350
       Investments in warrants, common stock                          1,231,118                  173,285
         at value (Cost - $411,185 & $173,285)
       Deferred organizational expenses                                  97,539                  120,081
       Deferred bank loan expenses                                       21,969                   28,500
       Other assets                                                       8,775                   13,535
                                                                    -----------             ------------
             Total assets                                            33,003,342               20,995,852
                                                                    -----------             ------------


Liabilities & Shareholders' Equity
Liabilities
       Bank loan                                                     13,201,629                9,577,400
       Accounts payable                                                 340,665                  271,555
       Interest payable                                                  55,526                   33,680
       Refundable commitment fee                                         92,235                   67,500
                                                                    -----------             ------------
             Total Liabilities                                       13,690,055                9,950,135
                                                                    -----------             ------------

Shareholders' Equity
       Common stock, $.001 par value; 100,000,000
          shares authorized; issued and outstanding,
          20,594.74 and 12,379.43 shares                                     20                       12
       Capital in excess of par value                                18,507,741               11,426,921
       Retained earnings (deficit)                                      805,526                 (381,216)
                                                                    -----------             ------------
          Total shareholders' equity                                $19,313,287             $ 11,045,717
                                                                    -----------             ------------
          Total Liabilities & shareholders' Equity                  $33,003,342             $ 20,995,852
                                                                    ===========             ============

The accompanying notes are an integral part of these statements.

VENTURE LENDING & LEASING, INC.

Schedule of Loans and Leases (Unaudited)

--------------------------------------------------------------------------------

                                                                                                            Outstanding
                                                                        Amount            Principal          March 31,
Borrower                                         Commitment            Disbursed          Amortization          1996
--------                                         ----------            ---------          ------------          ----
Advanced Therapies, Inc.                          $500,000             $503,874              $43,137          $460,737
ATG Cygnet Systems                                1,000,000               ----                ----               ----
Bigbook, Inc.                                       500,000             333,038               28,424           304,614
Biosys, Inc.                                      2,500,000           2,180,487              570,211         1,610,276
Brocade Comm. Systems                             1,100,000             357,320               35,225           322,095
CAPS Software, Inc.                               1,000,000             379,203               53,680           325,523
CardioGenesis Corporation                         1,500,000               ----                ----               ----
Cardiovascular Diagnostics, Inc.                  1,000,000               ----                ----               ----
Ciphergen Biosystems                                740,000             650,258               39,074           611,184
Datamind Corporation                                300,000             101,848               12,021            89,827
Desmos, Inc.                                      1,000,000               ----                 ----              ----
Exponential Technology, Inc.                        700,000             703,512              200,926           502,586
Exponential Technology, Inc.                      2,500,000           1,797,819              219,180         1,578,639
Fabrik Communications, Inc.                         300,000             294,472               50,598           243,874
Fabrik Communications, Inc.                         500,000               ----                 ----              ----
Fluid Propulsion Technologies, Inc                  250,000             137,737               11,802           125,935
IDEC Pharmeceuticals Corp.                        5,000,000           5,000,000            1,136,310         3,863,690
Infoseek Corporation                              2,500,000           2,572,749              674,748         1,898,001
Infoseek Corporation                              1,000,000             962,232               96,575           865,657
Integ, Incorporated                               5,000,000             926,418              108,815           817,603
Ipsilon Networks Inc.                             1,000,000             967,590              102,959           864,631
Jetstream Communication                             300,000             105,928               21,926            84,002
JTS Corporation                                   4,500,000           4,029,108              446,086         3,583,022
Larex International                               2,500,000             288,720               83,135           205,585
Neomagic Corporation                              1,000,000             667,700              144,598           523,102
NeTpower, Inc.                                      500,000             478,544              192,879           285,665
Optimal Networks Corp.                              400,000             226,590               48,747           177,843
Oratec Interventions, Inc.                          500,000              69,408               13,912            55,496
Persistance Software, Inc.                          500,000             148,319               18,647           129,672
Photon Dynamics, Inc.                             1,000,000           1,000,000              230,093           769,907
Socket Communications, Inc.                         500,000             125,493               20,665           104,828
Solopoint, Inc.                                     400,000             101,118               12,008            89,110
Starlight Networks, Inc.                          1,000,000             901,202               24,677           876,525
Tenth Planet (formerly Media 3)                     650,000             638,237              212,031           426,206
Tessera Inc.                                      2,500,000             572,576              200,902           371,674
Transmeta Corporation                               500,000               ----                 ----              ----
ULSI Systems, Inc.                                  500,000             487,650               98,650           389,000
VidaMed, Inc.                                     3,000,000           3,000,000              623,396         2,376,604
Xatrix Entertainment                              1,000,000             999,597              252,024           747,573
                                                -----------         -----------           ----------       -----------
   Totals                                       $51,140,000         $31,708,747           $6,028,061       $25,680,686
                                                ===========         ===========           ==========       ===========


The accompanying notes are an integral part of these financial statements.

VENTURE LENDING & LEASING, INC.

Statement of Operations  (Unaudited)

--------------------------------------------------------------------------------

                                                                      For the Nine       For the Period from
                                                                      Months Ended         July 5, 1994* to
                                                                     March 31, 1996         March 31, 1995
                                                                    ----------------        --------------
Investment Income:
       Interest on loans and leases                                   $2,318,782             $   233,198
       Interest on short term investments                                276,109                 154,970
                                                                      ----------             -----------
             Total Investment Income                                   2,594,891                 388,168
                                                                      ----------             -----------
Expenses:
       Management fee                                                    868,619                 739,567
       Interest expense                                                  607,951                 120,833
       Bank loan facility fee                                             30,902                  38,882
       Directors' fees and expenses                                       22,750                  20,773
       Amortization of organizational expenses                            22,542                  22,460
       Custody and accounting fees                                        16,200                  40,536
       Audit fees                                                         16,069                  15,012
       Legal fees                                                         14,277                  43,988
       Regulatory reporting                                                7,176                     751
       Transfer agency fees                                                5,421                   4,505
       Other operating expenses                                           11,735                  18,206
                                                                      ----------             -----------
             Total Expenses                                            1,623,642               1,065,513
                                                                      ----------             -----------

Net Investment Gain(Loss)                                                971,249                (677,345)
Net Unrealized Gain From Investment Transactions                         819,933                    --
Net Realized Gain From Investment Transactions                            22,134                    --
                                                                      ----------             -----------
    Net Income(Loss)                                                  $1,813,316             $  (677,345)
                                                                      ==========             ===========

Net  Gain (Loss) Per Share                                            $      101             $       (99)
                                                                      ==========             ===========

Average Shares Outstanding                                                17,957                   6,835
                                                                      ==========             ===========

* Commencement of Operations

The accompanying notes are an integral part of these statements.

VENTURE LENDING & LEASING, INC.

Statement of Operations  (Unaudited)

--------------------------------------------------------------------------------

                                                                     For the Three           For the Three
                                                                      Months Ended            Months Ended
                                                                     March 31, 1996          March 31, 1995
                                                                     ---------------         --------------
Investment Income:
       Interest on loans and leases                                   $  935,083              $ 202,776
       Interest on temporary investments                                  94,754                 94,582
                                                                      ----------              ---------
             Total Investment Income                                   1,029,837                297,358
                                                                      ----------              ---------


Expenses:
       Management fee                                                    287,382                285,124
       Interest expense                                                  222,394                120,833
       Other expenses                                                     52,778                 64,911
                                                                      ----------              ---------
             Total Expenses                                              562,554                470,868
                                                                      ----------              ---------

Net Investment Gain                                                      467,283               (173,510)
Net Unrealized Gain From Investment Transactions                         333,940                   --
Net Realized Gain From Investment Transactions                            22,134                   --
                                                                      ----------              ---------
    Net Income(Loss)                                                  $  823,357              $(173,510)
                                                                      ==========              =========

Net  Income (Loss) Per Share                                          $       40              $     (14)
                                                                      ==========              =========

Average Shares Outstanding                                                20,595                 12,379
                                                                      ==========              =========

The accompanying notes are an integral part of these statements.

VENTURE LENDING & LEASING, INC.

Statement of Changes in Shareholders' Equity (Unaudited)

--------------------------------------------------------------------------------


 For the Period from July 5, 1994 (Commencement of Operations) to June 30, 1995
 ------------------------------------------------------------------------------

                    and the Nine Months Ended March 31, 1996
                    ----------------------------------------

                                                      Common Stock
                                              -----------------------------      Capital in        Retained
                                                                                 Excess of         Earnings
                                                 Shares          Amount          Par Value         (Deficit)            Total
                                              -------------    ------------    ---------------   -------------    ----------------
Balance, July 5, 1994                                1.00        $--             $      1,000     $      --        $      1,000
     Shares sold                                12,478.43         12               11,504,710            --          11,504,722
     Shares repurchased                           (100.00)        --                  (78,789)           --             (78,789)
     Net loss                                        --           --                     --          (381,216)         (381,216)
                                                ---------        ---             ------------     -----------      ------------

Balance, June 30, 1995                          12,379.43         12               11,426,921        (381,216)       11,045,717


     Shares sold                                 8,215.31          8                7,242,837            --           7,242,845
     Distributions to shareholders                   --           --                 (162,017)       (626,574)         (788,591)
     Net Income                                      --           --                     --         1,813,316         1,813,316
                                                ---------        ---             ------------     -----------      ------------

Balance, March 31, 1996                         20,594.74        $20             $ 18,507,741     $   805,526      $ 19,313,287
                                                =========        ===             ============     ===========      ============

The accompanying notes are an integral part of these statements.

VENTURE LENDING & LEASING, INC.

Statement of Cash Flows (Unaudited)

--------------------------------------------------------------------------------

                                                                               For the Nine            For the Period
                                                                               Months Ended         From July 5, 1994* to
                                                                              March 31, 1996           March 31, 1995
                                                                              --------------           --------------
Cash flows from operating activities:
     Net Income (Loss)                                                          $  1,813,316             $   (677,345)
     Adjustments to reconcile net investment income (loss)
          to net cash provided by (used in) operating activities:
     Amortization of organizational expenses                                          22,542                   22,460
     Amortization of bank loan expenses                                                6,531                    4,368
     Gain on sale of warrants                                                        (22,134)                    --
     Decrease in other assets                                                          4,760                    2,096
     Increase in accounts payable                                                     69,110                  353,769
     Increase in interest payable                                                     21,846                     --
     Increase in refundable commitment fees                                           24,735                   87,000

                                                                                ------------             ------------
     Net cash provided by (used in) operating activities                           1,940,706                 (207,652)
                                                                                ------------             ------------

Cash flows from investing activities:

     Acquisition of loans and leases                                             (18,133,209)              (6,642,573)
     Principal payments on loans and leases                                        4,976,626                  716,483
     Acquisition of warrants                                                        (237,900)                 (86,050)
     Proceeds from sale of warrants                                                   22,134                     --
     Increase in unrealized appreciation of warrants                                (819,933)                    --
     Payment for organizational expenses                                                --                   (150,000)

                                                                                ------------             ------------
     Cash used in investing activities                                           (14,192,282)              (6,162,140)
                                                                                ------------             ------------

Cash flows from financing activities:

     Sales of common stock, net                                                    7,242,843               11,425,933
     Distributions to shareholders                                                  (788,591)                    --
     Loan from bank                                                                5,800,000                     --
     Principal payments on bank loan                                              (2,175,771)                    --
     Payment of bank loans expenses                                                     --                    (35,052)

                                                                                ------------             ------------
     Net cash provided by financing activities                                    10,078,481               11,390,881
                                                                                ------------             ------------

     Net Increase (Decrease) in cash and cash equivalents                         (2,173,095)               5,021,089
                                                                                ------------             ------------

     Cash and Cash Equivalents -- Beginning of period                              8,136,350                    1,000
                                                                                ------------             ------------

     Cash and Cash Equivalents -- End of period                                 $  5,963,255             $  5,022,089
                                                                                ============             ============

     * Commencement of Operations


The accompanying notes are an integral part of these financial statements.     8

VENTURE LENDING & LEASING, INC.

Notes to Financial Statements  (Unaudited)
--------------------------------------------------------------------------------

1. Organization and Significant Accounting Policies:
----------------------------------------------------
     Venture Lending & Leasing, Inc. (the "Fund") was incorporated in Maryland on September 29, 1993 as a non-diversified, closed-end management investment company electing status as a business development company under the Investment Company Act of 1940. Prior to commencing its operations on July 5, 1994 the Fund had no operations other than the sale to Mitchell Hutchins Institutional Investors, Inc. ("Mitchell Hutchins"), which is an indirect wholly owned subsidiary of PaineWebber Group Inc., of one share of Common Stock, $.001 par value ("common stock"), for $1,000. As of March 31, 1996 the Fund meets the requirements, to qualify as a regulated investment company ("RIC") under the Internal Revenue Code of 1986.

     Costs incurred in connection with the organization of the Fund were paid initially by Mitchell Hutchins and Westech Investment Advisors, Inc. ("Westech Advisors"); however, the Fund reimbursed those firms $150,000 of such costs. This amount has been deferred and is being amortized on the straight-line method over a period of 60 months from the date the Fund commenced operations.

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

     Warrants that are received in connection with loan and lease transactions generally are valued at a nominal value assigned at the time of acquisition, which generally occurs at the first drawdown under the commitment. As of March 31, 1996 the Fund held warrants in twenty-nine companies to purchase preferred or common stock of the companies. The warrants are carried at estimated aggregate fair value. Warrants carried at greater than nominal cost are valued based on the difference between the exercise price of the warrant and the market value of the equity securities for which the warrant may be exercised, adjusted for illiquidity.

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

     Cash & Cash Equivalents - Cash & cash equivalents consist of cash on hand, demand deposits in banks and repurchase agreements with original maturities of ninety days or less.

VENTURE LENDING & LEASING, INC.

Notes to Financial Statements  (Unaudited)
--------------------------------------------------------------------------------

     Loans & Leases - Unearned income and commitment fees on loans and leases are recognized using the effective interest method over the term of the loan or lease. Commitment fees represent fees received for commitments upon which no drawdowns have yet been made. The fee is included in unearned income and recognized as described above.

2. Management:
--------------
     Westech Advisors serves as the Fund's Investment Manager and Siguler Guff Advisers, L.L.C. (collectively, the "Managers") serves as its Fund Manager. As compensation for their services to the Fund, the Managers receive a management fee computed and paid at the end of each quarter, at an annual rate of 2.5% of the Fund's committed equity capital for the first two years following the first closing of the Fund's initial private offering; and at an annual rate of 2.5% of the Fund's total assets (including amounts derived from borrowed funds) as of the last day of each fiscal quarter thereafter.

     The Managers will also receive an aggregate annual incentive fee equal to 20% of all amounts available for distribution to investors after investors have received cash distributions equal to 100% of all amounts paid for the purchase of shares plus a preferred return calculated at a cumulative non - compounded annual rate of 8%. The Managers have earned no incentive fee for the current quarter.

3. Capital Stock:
-----------------
     There are 100,000,000 shares of $.001 par value common stock authorized. As of March 31,1996, 20,594.74 shares of $.001 par value have been issued and outstanding at $1,000 per share.

     The Fund has subscription agreements in effect with its shareholders under which shareholders will purchase shares of the Fund, up to their full committed capital amount, upon capital calls delivered at least fifteen days before payment is due. As of March 31, 1996, $28.0 million in unfunded and uncalled capital commitments remained outstanding.

4. Summary of Loans and Leases:
-------------------------------
Loans and leases generally are made to borrowers pursuant to commitments whereby the Fund commits to finance assets up to a specified amount for the term of the commitments, upon the terms and subject to the conditions specified by such commitment. Commitments, loans and leases outstanding at March 31, 1996 are summarized on the schedule of loans and leases.

Loans to borrowers that potentially subject the Fund to concentrations of credit risk are as follows:

Borrower                                   Outstanding March 31, 1996             Percentage of Total Assets
--------                                   --------------------------             --------------------------
Exponential Technology Inc.                         $2,081,225                               6.31%
IDEC Pharmaceuticals Corporation                     3,863,690                              11.71%
Infoseek Corporation                                 2,763,658                               8.38%
JTS Corporation                                      3,583,022                              10.86%
VidaMed, Inc.                                        2,376,604                               7.21%

5. Long-Term Debt Facility:
---------------------------
The Fund has in place a $15 million bank credit facility to finance the acquisition of asset-based loans and leases. The credit facility expires September 30, 1996, and can be drawn on from time to time during the commitment period. The amortization schedule for each borrowing under the facility is expected to correspond to the amortization of the loans and leases acquired with the proceeds of each borrowing, and interest rates will be determined with reference to the lender's internal cost of funds at the time of each borrowing. The Fund pays a commitment fee of 0.25% annually with respect to this facility, and is required to maintain compensating balances with the bank of $250,000 or, in lieu thereof, pay a fee at the rate of Prime + 1% on any deficiencies therein.

As of March 31, 1996 the Fund had $13,201,629 outstanding under this credit facility. The loans accrue interest between 8.67% and 9.25% and are due between September 1996 and June 1998. Principal payments are due in future fiscal years as follows:

                                     As of March 31, 1996
                                     --------------------

                    1996                         $753,168
                    1997                        8,980,732
                    1998                        3,467,729
                                     --------------------

                    Total                     $13,201,629
                                     ====================

PART I -- FINANCIAL INFORMATION

Item 2. Management's Discussion and Analysis of Financial Condition and Results
------- ----------------------------------------------------------------------
        of Operations
        -------------

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

     The Fund's shares of Common Stock, $.001 par value ("Shares") are sold to subscribers pursuant to one or more capital calls to be made from time to time until July 5, 1998. The Fund will seek to require payment by investors pursuant to each capital call of only that portion of the total dollar amount subscribed for that the Fund expects will be needed to fund commitments entered into within a reasonable time after such capital call. The Fund has made three capital calls since inception for a total of 40% of committed capital. Total committed capital as of March 31,1996 was $46.6 million; a total of $18.6 million had been called.

Results of Operations -- Nine Months Ended March 31, 1996 and Period Ended March
                         31, 1995

     Total investment income for the Nine months ending March 31, 1996 and for the period from July 5, 1994 (Commencement of operations) through March 31, 1995 was $2.6 million and $0.4 million, respectively, of which $2.3 million and $0.2 million, respectively, consisted of interest on venture loans outstanding during the quarter. Remaining income consisted of interest on the temporary investment of the proceeds of the Shares sold in the Fund's capital calls, pending investment in venture loans and leases or application to the Fund's expenses. The increase in investment income reflects the increase in capital called from investors from approximately $11.4 million as of March 31, 1995 to approximately $18.6 million as of March 31, 1996, and the investment of that capital (together with amounts derived from bank borrowings) in venture loans and leases.

     Expenses for the nine months ending March 31, 1996 and for the period from July 5, 1994 through March 31, 1995 were $1.6 million and $1.1 million, respectively, resulting in net income of $1.8 million for the nine months ended March 31, 1996 and a net loss of $0.7 million for the period from July 5, 1994 through March 31, 1995. Net income for the nine months ended March 31, 1996 includes unrealized gain of $0.8 million and a realized gain of $0.02 million. On a per share basis, for the nine months ending March 31, 1996 net income was $101, and for the period from July 5, 1994 through March 31, 1995 net loss was $99.

     The primary factor contributing to the Fund's net loss for the period from July 5, 1994 through March 31, 1995 was the Fund's management fee, which is imposed at a rate of 2.5% of committed capital. The Fund's total assets comprised a relatively low percentage of committed capital during the period ending March 31, 1995, so the management fee for the period constituted a very high percentage of total assets. Furthermore, a significant portion of the Fund's assets as of March 31, 1995 consisted of cash and cash equivalents. The combination of a fee based on assets in excess of total assets and a significant portion of the Fund's assets being invested in cash and cash equivalents caused the management fee to substantially exceed income on the Fund's invested assets for the period from July 5, 1994 through March 31, 1995. As of March 31, 1996, total assets invested in venture loans increased as a percentage of committed capital to 55%, from 27% as of March 31, 1995, reflecting the investment of capital called and additional borrowed funds, and cash balances as a percentage of total assets were significantly reduced compared with the corresponding period. Management fees, and certain other relatively fixed expenses, declined significantly as a percentage of invested assets for the quarter as compared with the corresponding period. Interest expense on the Fund's borrowings during the nine months ended March 31, 1996, at $0.6 million, also impacted net income.

     Expenses other than the management fee and interest expense declined from $0.21 million for the period from July 5, 1994 through March 31, 1995 to $0.15 million for the nine months ended March 31, 1996. Because many of these expenses are relatively fixed and do not increase significantly as total assets increase, these other expenses, like the management fee, can be expected to continue to decrease as a percentage of investment income as the Fund draws and invests additional capital.

Results of Operations --   Three Months Ended March 31, 1996 and March 31, 1995

     Total investment income for the three months ending March 31, 1996 and March 31, 1995 was $1.0 million and $0.3 million, respectively, of which $0.9 million and $0.2 million, respectively, consisted of interest on venture loans outstanding during the quarter. The increase in investment income reflects the same factors as those impacting the nine-month results.

     Expenses for the three months ending March 31, 1996 and March 31, 1995 were $0.6 million and $0.5 million, respectively, resulting in net income of $0.8 million for the three months ended March 31, 1996 and a net loss of $0.2 million for the three months ended March 31, 1995. On a per share basis, for the three months ending March 31, 1996 net income was $40 and, and for the three months ended March 31, 1995 net loss was $14. Net income for the three months ended March 31, 1996 includes unrealized gain of $0.33 million. The increase in net income reflects the same factors as those impacting the nine-month results. Interest expense on the Fund's borrowings during the three months ended March 31, 1996, at $0.22 million, also impacted net income.


Liquidity and Capital Resources --  March 31, 1996 and June 30, 1995

     Total capital committed to the purchase of Shares pursuant to subscription agreements was approximately $46.6 million at March 31, 1996 and $45.6 million at June 30, 1995. As of March 31, 1996 and June 30, 1995, 40% and 25%,
respectively, of this committed capital was called to fund investments in venture loans and leases and to meet the Fund's expenses. Additional capital may be drawn from subscribers upon 15 days' notice.

     The Fund has in place a $15 million bank credit facility to finance the acquisition of venture loans and leases. The credit facility expires September 30, 1996, and can be drawn on from time to time during the commitment period. The amortization schedule for each borrowing under the facility is expected to correspond to the amortization of the loans or leases acquired with the proceeds of each borrowing, and interest rates will be determined with reference to the lender's internal cost of funds at the time of each borrowing. As of March 31, 1996 $13.2 million was outstanding under this facility, compared with $9.6 million as of June 30, 1995.

     As of March 31, 1996, 18% of the Fund's assets consisted of cash and cash equivalents, compared with 39% as of June 30, 1995. The Fund continued to invest its assets in venture loans and leases during the quarter. Amounts disbursed under the Fund's loan commitments increased by approximately $17.8 million during the nine months ended March 31, 1996, and net loan amounts outstanding after amortization increased approximately $13.1 million. Amounts committed but undrawn increased by approximately $7.9 million.

====================================================================================================================
Period Ending                  Amount Disbursed     Principal             Net Amount          Committed but Undrawn
                                  Amortization
-------------------------------------------------------------------------------------------------------------------
March 31, 1996                 $31.7 million        $6.0 million          $25.7 million       $19.4 million
-------------------------------------------------------------------------------------------------------------------
June 30, 1995                  $13.9 million        $1.3 million          $12.6 million       $11.5 million
====================================================================================================================

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

PART II -- OTHER INFORMATION

Item 4.  Submission of Matters to a Vote of Security Holders
-------  ---------------------------------------------------

         None

Item 6.  Exhibits
-------  --------

         None.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned duly authorized.

                                   VENTURE LENDING & LEASING, INC.
                                   -------------------------------
                                   Registrant


Date: May 9, 1996                  /s/Donald P. Spencer
                                   --------------------
                                   Donald P. Spencer
                                   Vice President [Duly Authorized
                                   Officer]


Date: May 9, 1996                  /s/Salvador O. Gutierrez
                                   ------------------------
                                   Salvador O. Gutierrez
                                   President and Treasurer
                                   [Chief Financial Officer]