Form 10-K
period 1996-06-30
VENTURE LENDING & LEASING INC
filed 1997-04-18
CIK 913570

--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

[X]               ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                     For the fiscal year ended June 30, 1996

                                       OR

[ ]             TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
               For the transition period from _______ to _______

                         Commission File Number 0-22618
                         VENTURE LENDING & LEASING, INC.
             (Exact name of registrant as specified in its charter)

                   Maryland                                      13-3775187
------------------------------------------------             -------------------
(State or other jurisdiction of incorporation or              (I.R.S. Employer
              or organization)                               Identification No.)

             2010 North First Street, Suite 310, San Jose, CA 95131
             ------------------------------------------------------
                    (Address of principal executive offices)
                                   (Zip Code)

       Registrant's telephone number, including area code: (408) 436-8577

Securities Registered Pursuant to Section 12(b) of the Act: None
Securities Registered Pursuant to Section 12(g) of the Act: Common Stock,
                                                            $0.001 par value

      Indicate by check mark whether the registrant has (i) filed all reports required to be filed by Section 13 or 15(d) of the Securities and Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (ii) has been subject to such filing requirements for the past 90 days: Yes |X| No |_|

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated be reference in Part II of this Form 10-K or any amendment to this Form 10-K: |_|

As the registrant's shares are not publicly-traded, the aggregate market value of the voting stock held by non-affiliates of the registrant cannot be determined.

The number of shares outstanding of each of the issuer's classes of common stock, as of September 26, 1996 was 29,822.91.

                       Documents Incorporated by Reference

Document Description                                                   10-K Part
--------------------                                                   ---------

Specifically Identified Portions of the Registrant's Proxy Statement
for the Annual Meeting of Shareholders to be held October 16, 1996        III

--------------------------------------------------------------------------------

PART I

ITEM 1. BUSINESS.

Introduction.

      Venture Lending & Leasing, Inc. ("Fund") is a non-diversified closed-end management investment company electing status as a "business development company" ("BDC") under the Investment Company Act of 1940 ("1940 Act") whose investment objective is to achieve a high total return. The Fund provides asset-based financing to carefully selected venture capital-backed companies, in the form of secured loans, installment sales contracts or equipment leases. The Fund generally receives warrants to acquire equity securities in connection with its portfolio investments. There can be no assurance that the Fund will attain its investment objective. Westech Investment Advisors, Inc. ("Westech Advisors") is the Fund's Investment Manager and Siguler Guff Advisers, L.L.C. ("Siguler Guff Advisers") is its Fund Manager. At a meeting held on September 26, 1995, the Fund's shareholders approved a proposal to substitute Siguler Guff Advisers, for the previous Fund Manager Mitchell Hutchins Institutional Investors Inc, and Siguler Guff Advisers assumed responsibility as Fund Manager on December 22, 1995. The Investment Manager and the Fund Manager are referred to collectively as the "Managers." The Fund was incorporated in Maryland on September 29, 1993 and commenced business on July 5, 1994.

      The Fund's shares of Common Stock, par value (`Shares") are sold to subscribers pursuant to one or more capital calls to be made from time to time until July 5, 1998. The Fund will seek to require payment by investors pursuant to each capital call of only that portion of the total dollar amount subscribed for that the Fund expects will be needed to fund commitments entered into within a reasonable time after such capital call. As of June 30, 1996 the Fund has made three capital calls since inception for a total of 40% of committed capital. Total committed capital as of June 30, 1996 was $46.6 million; a total of $18.6 million had been called.

Investment Program.

      General. As a BDC, the Fund will invest at least 70% of its total assets ("qualifying assets") in securities of companies that qualify as "eligible portfolio companies." An eligible portfolio company generally is a United States company that is not an investment company and that (i) does not have a class of securities registered on an exchange or included in the Federal Reserve Board's over-the-counter margin list; (ii) is actively controlled by a BDC and has an affiliate of a BDC on its board of directors; or (iii) meets such other criteria as may be established by the SEC. See "Regulation." The Fund may invest up to 30% of its total assets in non-qualifying assets, including companies that are not eligible portfolio companies (for example, because the company's securities are listed on the National Association of Securities Dealers' Automated Quotation System) and eligible portfolio companies as to which the Fund does not offer to make available significant managerial assistance. The foregoing percentages are determined, in the case of financings in which the Fund commits to provide financing prior to funding the commitment, by the amount of the Fund's total assets represented by the value of the maximum amount of securities to be issued by the borrower or lessee to the Fund pursuant to such commitment.

      Venture Loans and Leases. Venture loans generally consist of a promissory note secured by the equipment or other assets to be purchased by the borrower. The Fund generally obtains a security interest in the assets financed and receives periodic payments of interest and principal, and generally receives a final payment constituting additional interest at the end of the transaction's term. Venture leases consist of a lease from the Fund to the lessee of the assets to be financed, with periodic payments of rent and, in most cases, with a put option to sell the assets to the borrower at the end of the lease term for a predetermined or formula price. The interest rate and amortization terms of venture loans, the rental rate and put provisions of leases and all other transaction terms are individually negotiated between the Fund and each borrower or lessee. Because the Fund seeks to qualify as a "regulated investment company" ("RIC") under the Internal Revenue Code of 1986 ("Internal Revenue Code"), provisions of the Internal Revenue Code restrict the terms upon which the Fund may enter into venture leases and the extent to which venture leases may be used, and the Fund anticipates structuring the majority of its transactions as venture loans.

      Typically, loans or leases are structured as commitments by the Fund to finance asset acquisitions by the borrower or lessee over a specified period of time. The commitment of the Fund to finance future asset acquisitions is typically subject to the absence of any default under the loan or lease and compliance by the borrower with requirements relating to, among other things, the type of assets to be acquired. Although the Fund's commitments generally provide that the Fund is not required to continue to fund additional asset purchases if there is a material adverse change in the borrower's or lessee's financial condition, it is possible that a borrower's or lessee's financial condition will not be as strong at the time the Fund finances an asset acquisition as it was at the time the commitment was entered into.

      Warrants and Equity Securities. The Fund generally acquires warrants to purchase equity securities of the borrower or lessee in connection with asset financings. The terms of the warrants, including the expiration date, exercise price and terms of the equity security for which the warrant may be exercised, are negotiated individually with each borrower or lessee. Substantially all the warrants and underlying equity securities are restricted securities under the 1933 Act at the time of issuance; the Fund generally negotiates registration rights with the borrower or lessee that may provide (i) "piggyback" registration rights, which permit the Fund under certain circumstances to include some or all of the securities owned by it in a registration statement filed by the borrower or lessee or (ii) under rare circumstances, "demand" registration rights permitting the Fund under certain circumstances to require the borrower or lessee to register the securities under the 1933 Act (in some cases at the Fund's expense).

Investment Policies.

      For purposes of these investment policies and unless otherwise specified, references to the percentage of the Fund's total assets "invested" in securities of a company will be deemed to refer, in the case of financings in which the Fund commits to provide financing prior to funding the commitment, to the amount of the Fund's total assets represented by the value of the maximum amount of securities to be issued by the borrower or lessee to the Fund pursuant to such commitment; the Fund will not be required to divest securities in its portfolio or decline to fund an existing commitment because of a subsequent change in the value of securities the Fund has previously acquired or committed to purchase.

      Diversification Standards. The Fund is classified as a "non-diversified" closed-end investment company under the 1940 Act. However the Fund seeks to qualify as a RIC, and therefore must meet diversification standards under the Internal Revenue Code.

      To qualify as a RIC, the Fund must meet the issuer diversification standards under the Internal Revenue Code that require that, at the close of each quarter of the Fund's taxable year, (i) not more than 25% of the market value of its total assets is invested in the securities of a single issuer and (ii) at least 50% of the market value of its total assets is represented by cash, cash items, government securities, securities of other RICs and other securities (with each investment in such other securities limited so that not more than 5% of the market value of the Fund's total assets is invested in the securities of a single issuer and the Fund does not own more than 10% of the outstanding voting securities of a single issuer). For purposes of the diversification requirements under the Internal Revenue Code, the percentage of the Fund's total assets "invested" in securities of a company will be deemed to refer, in the case of financings in which the Fund commits to provide financing prior to funding the commitment, to the amount of the Fund's total assets represented by the value of the securities issued by the borrower or lessee to the Fund at the time each portion of the commitment is funded.

      The Fund will invest no more than 25% of its total assets in securities of companies in any single industry. The broad industry categories in which the Fund anticipates that most of its investments will fall (and within each of which there may be several "industries" for purposes of the industry diversification policy) include computer and semiconductor-related, medical/biotechnology and communications.

      Investment Guidelines. In selecting investments for the Fund's portfolio, the Managers endeavor to meet the investment guidelines established by the Fund's Board of Directors. The Fund may, however, make investments that do not conform to one or more of these guidelines when deemed appropriate by the Managers. Such investments might be made if the Managers believe that a failure to conform in one area is offset by exceptional strength in another or is compensated for by a higher yield, favorable warrant issuance or other attractive transaction terms or features.

      Leverage. The Fund is permitted to borrow money from and issue debt securities to banks, insurance companies and other lenders to obtain additional funds to originate venture loans and leases. Under the 1940 Act, the Fund may not incur borrowings unless, immediately after the borrowing is incurred, such borrowings would have "asset coverage" of at least 200 percent. "Asset coverage" means the ratio which the value of the Fund's total assets, less all liabilities not represented by the borrowings and any other liabilities constituting "senior securities" under the 1940 Act, bears to the aggregate amount of such borrowings and senior securities. The practical effect of this limitation is to limit the Fund's borrowings and other senior securities to 50% of its total assets less its liabilities other than the borrowings and other senior securities.

      The use of leverage increases investment risk. The Fund's lenders require that the Fund pledge portfolio assets as collateral for loans. If the Fund is unable to service the borrowings, the Fund may risk the loss of such pledged assets. Lenders also require that the Fund agree to loan covenants limiting the Fund's ability to incur additional debt or otherwise limiting the Fund's flexibility, and loan agreements may provide for acceleration of the maturity of the indebtedness if certain financial tests are not met.

      Temporary Investments. Pending investment in asset financing transactions and pending distributions, the Fund invests excess cash in (i) securities issued or guaranteed by the U.S. government, its agencies or instrumentalities, (ii) repurchase agreements fully collateralized by U.S. government securities or
(iii) short-term high-quality debt instruments of U.S. corporations. All such investments will mature in one year or less. The U.S. government securities in which the Fund may invest include U.S. government securities backed by the full faith and credit of the U.S. government (such as Treasury bills, notes and bonds) as well as securities backed only by the credit of the issuing agency. Corporate securities in which the Fund may invest include commercial paper, bankers' acceptances and certificates of deposit of domestic or foreign issuers.

      The Fund also may enter into repurchase agreements that are fully collateralized by U.S. government securities with banks or recognized securities dealers, in which the Fund purchases a U.S. government security from the institution and simultaneously agrees to resell it to the seller at an agreed-upon date and price. The repurchase price is related to an agreed-upon market rate of interest rather than the coupon of the debt security and, in that sense, these agreements are analogous to secured loans from the Fund to the seller. Repurchase agreements carry certain risks not associated with direct investments in securities, including possible declines in the market value of the underlying securities and delays and costs to the Fund if the other party to the transaction defaults.

      Other Investment Policies. The Fund will not sell securities short, purchase securities on margin (except to the extent the Fund's permitted borrowings are deemed to constitute margin purchases), write puts or calls, purchase or sell commodities or commodity contracts or purchase or sell real estate. The Fund will not underwrite the securities of other companies, except to the extent the Fund may be deemed an underwriter upon the disposition of restricted securities acquired in the ordinary course of the Fund's business.

      The Fund's investment objective, investment policies and investment guidelines (other than its status as a BDC) are not fundamental policies and may be changed by the Fund's Board of Directors at any time without shareholder approval.

Regulation.

      Generally, to be eligible to elect BDC status, a company must engage in the business of furnishing capital and offering significant managerial assistance to "eligible portfolio companies," as defined below. More specifically, in order to qualify as a BDC, a company must (i) be a domestic company; (ii) have registered as a class of its securities or have filed a registration statement with the SEC pursuant to Section 12 of the Securities Exchange Act of 1934; (iii) operate for the purpose of investing in the securities of certain types of eligible portfolio companies; (iv) offer to extend significant managerial assistance to such eligible portfolio companies;
(v) have a majority of disinterested directors; and (vi) file (or under certain circumstances, intend to file) a proper notice of election with the SEC.

      "Making available significant managerial assistance" is defined under the 1940 Act, in relevant part, as (i) an arrangement whereby the business development company, through its officers, directors, employees or general partners, offers to provide and, if accepted, does provide, significant guidance and counsel concerning the management, operations or business objectives of a portfolio company; or (ii) the exercise by a business development company of a controlling influence over the management or polices of the portfolio company by the business development company acting individually or as part of a group acting together which controls the portfolio company. The officers of the Fund intend to offer to provide managerial assistance, including advice on equipment acquisition and financing, cash flow and expense management, general financing opportunities, acquisition opportunities and opportunities to access the public securities markets, to the great majority of companies to whom the Fund provides venture loans or leases. In some instances, officers of the Fund might serve on the board of directors of borrowers or lessees.

      An "eligible portfolio company" generally is a United States company that is not an investment company and that (i) does not have a class of securities registered on an exchange or included in the Federal Reserve Board's over-the-counter margin list; (ii) is actively controlled by a BDC and has an affiliate of a BDC on its board of directors; or (iii) meets such other criteria as may be established by the SEC. Control under the 1940 Act is presumed to exist where a BDC owns more than 25% of the outstanding voting securities of the eligible portfolio company.

      The 1940 Act prohibits or restricts companies subject to the 1940 Act from investing in certain types of companies, such as brokerage firms, insurance companies, investment banking firms, and investment companies. Moreover, the 1940 Act limits the type of assets that BDCs may acquire to certain prescribed qualifying assets and certain assets necessary for its operations (such as office furniture, equipment, and facilities) if, at the time of acquisition, less than 70% of the value of BDC's assets consist of qualifying assets. Qualifying assets include: (i) privately acquired securities of companies that were eligible portfolio companies at the time such BDC acquired their securities; (ii) securities of bankrupt or insolvent companies; (iii) securities of eligible portfolio companies controlled by a BDC; (iv) securities received in exchange for or distributed in or with respect to any of the foregoing; and (v) cash items, government securities and high-quality short-term debt. The 1940 Act also places restrictions on the nature of transactions in which, and the persons from whom, securities can be purchased in order for the securities to be considered qualifying assets. Such restrictions include limiting purchases to transactions not involving a public offering and the requirement that securities be acquired directly from either the portfolio company or its officers, directors or affiliates.

      The Fund, as a BDC, may sell its securities at a price that is below its net asset value per share, provided that a majority of the Fund's disinterested directors has determined that such sale would be in the best interests of the Fund and its shareholders and upon the approval by the holders of a majority of its outstanding voting securities, including a majority of the voting securities held by non-affiliated persons, of such policy or practice within one year of such sale. A majority of the disinterested directors also must determine in good faith, in consultation with the underwriters of the offering if the offering is underwritten, that the price of the securities being sold is not less than a price which closely approximates market value of the securities, less any distribution discounts or commissions. As defined in the 1940 Act, the term "majority of the outstanding voting securities" of the Fund means the vote of
(i) 67% or more of the Fund's Shares present at a meeting, if the holders of more than 50% of the outstanding Shares are present or represented by proxy, or
(ii) more than 50% of the Fund's outstanding Shares, whichever is less.

      Many of the transactions involving a company and its affiliates (as well as affiliates of those affiliates) which were prohibited without the prior approval of the SEC under the 1940 Act prior to its amendment by the 1980 Provisions are permissible for BDCs, including the Fund, upon the prior approval of a majority of the Fund's disinterested directors and a majority of the directors having no financial interest in the transactions. However, certain transactions involving certain persons related to the Fund, including its directors, officers, and the Managers, may still require the prior approval of the SEC. In general, (i) any person who owns, controls, or holds power to vote, more than 5% of the Fund's outstanding Shares (ii) any director, executive officer, or general partner of that person; and (iii) any person who directly or indirectly controls, is controlled by, or is under common control with, that person, must obtain the prior approval of a majority of the Fund's disinterested directors, and, in some situations, the prior approval of the SEC, before engaging in certain transactions involving the person or any company controlled by the Fund. The 1940 Act generally does not restrict transactions between the Fund and its eligible portfolio companies. While a BDC may change the nature of its business so as to cease being a BDC (and in connection therewith withdraw its election to be treated as a BDC) only if authorized to do so by a majority vote (as defined by the 1940 Act) of its outstanding voting securities, shareholder approval of changes in other fundamental investment policies of a BDC is not required (in contrast to the general 1940 Act requirement, which requires shareholder approval for a change in any fundamental investment policy).

Dividends and Distributions.

      The Fund intends to distribute to shareholders substantially all of its net investment income and net realized capital gains, if any, as determined for income tax purposes. Applicable law, including provisions of the 1940 Act, may limit the amount of dividends and other distributions payable by the Fund. Income dividends will generally be paid quarterly to shareholders of record on the last day of each preceding calendar quarter end. Substantially all of the Fund's net capital gain (the excess of net long-term capital gain over net short-term capital loss) and net short-term capital gain, if any, will be distributed annually with the Fund's final quarterly dividend distribution for the year.

      Until the fourth anniversary following the first closing of the Fund's initial offering of shares, the Managers will seek to reinvest the proceeds of matured, repaid or resold investments, net of required distributions to shareholders, principal payments on borrowings and expenses or other obligations of the Fund, in new loans or leases. Beginning on the fourth anniversary of the Fund's first closing, the Fund will also distribute to investors all proceeds received from principal payments and sales of investments, net of reserves and expenses, principal repayments on the Fund's borrowings, amounts required to fund financing commitments entered into before such fourth anniversary, and any amounts paid on exercise of warrants. Distributions of such amounts are likely to cause annual distributions to exceed the earnings and profits of the Fund available for distribution, in which case such excess will be considered a tax free return of capital to a shareholder to the extent of the shareholder's adjusted basis in his shares and then as capital gain.

Competition.

      Other entities and individuals compete for investments similar to those proposed to be made by the Fund, some of whom may have greater resources than the Fund. Furthermore, the Fund's need to comply with provisions of the 1940 Act pertaining to BDCs and provisions of the Internal Revenue Code pertaining to RICs might restrict the Fund's flexibility as compared with its competitors. The need to compete for investment opportunities may make it necessary for the Fund to offer borrowers or lessees more attractive transaction terms than otherwise might be the case.

Employees.

      The Fund has no employees; all of its officers are officers and employees of the Managers, and all of its required services are performed by officers and employees of the Managers.

ITEM 2. PROPERTIES.

      All of the Fund's office space is provided by the Managers.

ITEM 3. LEGAL PROCEEDINGS.

      The Fund is not a party to any material legal proceedings.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

      No matters were submitted to a vote of the Fund's security holders during the last quarter of the fiscal year ended June 30, 1996.

EXECUTIVE OFFICERS OF THE FUND

      The following are the executive officers of the Fund. All officers serve at the pleasure of the Board.

Name and Position With  Age    Occupation During Past Five Years
Fund

Ronald W. Swenson,      51     President and Director, Westech Investment
Director, Chairman and         Advisors since 1994, and President and
Chief Executive Officer        Director, Western Technology Investments since
                               1980.

Salvador O. Gutierrez,  53     Senior Vice President and Director, Westech
Director, President            Investment Advisors since 1994, and Senior
and Chief Financial            Vice President, Western Technology Investment
Officer                        since 1987.

George W. Siguler,      49     Managing Director, Siguler Guff Advisers &
Executive Vice                 affiliates since 1995; Managing Director of
President and Advisory         Mitchell Hutchins Institutional Investors from
Director                       1991 to 1995. Director and President,
                               Associated Capital Advisers, Inc. (investment management firm) from 1990 to 1991, Vice
                               Chairman and a director of Monarch Capital
                               Corporation (financial services holding
                               company) from 1984 to 1991.

Patricia A. Breshears,  60     Vice President, Westech Investment Advisors
Vice President and             since 1994; Administrator and Corporate
Secretary                      Secretary, Western Technology Investment
                               (venture leasing firm) since 1984.

Donald P. Spencer,      41     Managing Director, Siguler Guff Advisers and
Vice President and             affiliates since 1995; Senior Vice President
Assistant Secretary            (and other positions), Mitchell Hutchins
                               Institutional Investors and affiliates from 1989 to 1995.

PART II.

ITEM 5. MARKET FOR REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER MATTERS.

      The Fund's Common Stock is not listed on any securities exchange, and all holders of the Fund's Common Stock are subject to agreements significantly restricting the transferability of their shares.

      The approximate number of holders of record of the Fund's Common Stock at September 12, 1996 was 52.

      The Fund has established a policy of declaring dividends on a quarterly basis, with the most recent dividend being paid on July 30, 1996 to holders of record on June 28, 1996, in the amount of $29.50 per share. See "Dividends and Distributions" under Item 1 for a description of the Fund's dividend policies.

ITEM 6. SELECTED FINANCIAL DATA.

      The following table summarizes certain financial data and should be read in conjunction with the "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the financial statements and notes thereto included elsewhere in this Form 10-K. The selected financial data set forth below has been derived from the audited financial statements.

                                              For the Period
                                                From July 5       For the Year
                                                    1994*             Ended
                                              to June 30, 1995    June 30, 1996
                                                 -----------        ----------
Statement of Operations Data:
Investment Income:
      Interest on Loans and Leases               $   643,383        $3,481,702
      Interest on Short - Term investments           222,092           351,093
                                                 -----------        ----------
         Total Investment Income                     865,475         3,832,795

Expenses:
      Management Fee to Managers                     949,697         1,159,189
      Interest Expense                               154,513           895,269
      Other Expenses                                 241,982           191,417
                                                 -----------        ----------
          Total Expenses                           1,346,192         2,245,875
                                                 -----------        ----------
Net Investment Income (Loss)                        (480,717)        1,586,920
Net Unrealized Gain From Investment
Transactions                                            --           1,308,016
Net Realized Gain From Investment
Transactions                                          99,501            22,134
                                                 -----------        ----------
Net Gain (Loss)                                  ($  381,216)       $2,917,070
                                                 ===========        ==========
Net Gain (Loss) Per Share:                       ($       46)       $      157
                                                 ===========        ==========
Average Shares Outstanding                             8,233            18,607
                                                 ===========        ==========

Balance Sheet Data:                            As of June 30,     As of June 30,
                                                    1995               1996
                                                 -----------        ----------
Total Assets                                     $20,995,852       $35,205,347
Long - term obligations                          $ 9,577,400       $14,738,460

     * Commencement of Operations

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Results of Operations -- Year Ended June 30, 1996 and Period Ended June 30, 1995

      Total investment income for the year ending June 30, 1996 and for the period from July 5, 1994 (commencement of operations) through June 30, 1995 was $3.8 million and $0.9 million, respectively, of which $3.5 million and $0.6 million, respectively, consisted of interest on venture loans outstanding. Remaining income consisted of interest on the temporary investment of the proceeds of the Shares sold in the Fund's capital calls, pending investment in venture loans and leases or application to the Fund's expenses. The increase in investment income reflects the increase in capital called from investors from approximately $11.4 million as of June 30, 1995 to approximately $18.6 million as of June 30, 1996, and the investment of that capital (together with amounts derived from bank borrowings) in venture loans and leases.

      Expenses for the year ending June 30, 1996 and for the period from July 5, 1994 through June 30, 1995 were $2.2 million and $1.3 million, respectively, resulting in net income of $2.9 million for the year ended June 30, 1996 and a net loss of $0.4 million for the period from July 5, 1994 through June 30, 1995. Net income for the year ended June 30, 1996 includes unrealized gain of $1.3 million and a realized gain of $0.02 million. The unrealized gain for the period relates to warrants which were received in connection with loan and lease transactions. Warrants with readily ascertainable market values are assigned a fair value based on the difference, if any, between the exercise price of the warrant and the fair value of the equity securities for which the warrant may be exercised, adjusted for illiquidity. On a per share basis, for the year ending June 30, 1996 net income was $157, and for the period from July 5, 1994 through June 30, 1995 net loss was $46.

      The primary factor contributing to the Fund's net loss for the period from July 5, 1994 through June 30, 1995 was the Fund's management fee, which is imposed at a rate of 2.5% of committed capital. The Fund's total assets comprised a relatively low percentage of committed capital during the period ending June 30, 1995, so the management fee for the period constituted a very high percentage of total assets. Furthermore, a significant portion of the Fund's assets as of June 30, 1995 consisted of cash and cash equivalents. The combination of a fee based on assets in excess of total assets and a significant portion of the Fund's assets being invested in cash and cash equivalents caused the management fee to substantially exceed income on the Fund's invested assets for the period from July 5, 1994 through June 30, 1995. As of June 30, 1996, total assets invested in venture loans increased as a percentage of committed capital to 61%, from 28% as of June 30, 1995, reflecting the investment of capital called and additional borrowed funds, and cash balances as a percentage of total assets were significantly reduced compared with the corresponding period. Management fees, and certain other relatively fixed expenses, declined significantly as a percentage of invested assets for the year as compared with the corresponding period. Interest expense on the Fund's borrowings during the year ended June 30, 1996, at $0.9 million, also impacted net income.

      Expenses other than the management fee and interest expense declined from $0.24 million for the period from July 5, 1994 through June 30, 1995 to $0.19 million for the year ended June 30, 1996. The decline in these expenses was due primarily to the start-up expenses which occurred in the initial period. Because many of these other expenses are relatively fixed and do not increase significantly as total assets increase, these other expenses, like the management fee, can be expected to continue to decrease as a percentage of investment income as the Fund draws and invests additional capital.

Liquidity and Capital Resources -- June 30, 1996 and June 30, 1995

      Total capital committed to the purchase of Shares pursuant to subscription agreements was approximately $46.6 million at June 30, 1996 and $45.6 million at June 30, 1995. As of June 30, 1996 and June 30, 1995, 40% and 25%, respectively, of this committed capital was called to fund investments in venture loans and leases and to meet the Fund's expenses. Additional capital may be drawn from subscribers upon 15 days' notice.

      The Fund has in place a $15 million bank credit facility to finance the acquisition of venture loans and leases. The credit facility expires September 30, 1996, and can be drawn on from time to time during the commitment period. The amortization schedule for each borrowing under the facility is expected to correspond to the amortization of the loans or leases acquired with the proceeds of each borrowing, and interest rates will be determined with reference to the lender's internal cost of funds at the time of each borrowing. As of June 30, 1996 $14.7 million was outstanding under this facility, compared with $9.6 million as of June 30, 1995. Subsequent to June 30, 1996, the Fund obtained a commitment for a total of $30 million from several financial institutions.

      As of June 30, 1996, 13% of the Fund's assets consisted of cash and cash equivalents, compared with 39% as of June 30, 1995. The Fund continued to invest its assets in venture loans and leases during the year. Amounts disbursed under the Fund's loan commitments increased by approximately $22.9 million during the year ended June 30, 1996, and net loan amounts outstanding after amortization increased approximately $16.0 million. Amounts committed but undrawn increased by approximately $12.0 million.

================================================================================
Period Ending       Amount          Principal      Net Amount      Committed but
                    Disbursed       Amortization                   Undrawn
--------------------------------------------------------------------------------
June 30, 1996       $36.8 million   $8.2 million   $28.6 million   $23.5 million
--------------------------------------------------------------------------------
June 30, 1995       $13.9 million   $1.3 million   $12.6 million   $11.5 million
================================================================================

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

Quarterly Results - June 30, 1995 (Unaudited)

      This information has been derived from unaudited financial statements that, in the opinion of management, include all normal recurring adjustments necessary for a fair presentation of such information. The operating results for any quarter are not necessarily indicative of results for any future period.

                                             Three Months Ended
                                 September     December    March 31,     June
                                 30, 1994*     31, 1994      1995       30, 1995
                                 -----------------------------------------------
Investment Income:
   Interest on Loans and
   Leases                        $   7,022    $  23,400    $ 202,776    $410,185

   Interest on Short-Term
     Investments                    21,011       39,377       94,582      67,122
                                 ---------    ---------    ---------    --------

       Total Investment Income      28,033       62,777      297,358     477,307
                                 ---------    ---------    ---------    --------

Expenses:
   Management Fee to the
     Managers                      169,325      285,118      285,124     210,130
   Interest Expense                   --           --        120,833      33,680
   Other Expense                    54,953       85,249       64,911      36,869
                                 ---------    ---------    ---------    --------
      Total Expenses               224,278      370,367      470,868     280,679
                                 ---------    ---------    ---------    --------
Net Investment Income (Loss)      (196,245)    (307,590)    (173,510)    196,628
Net Realized Gain From
Investment Transactions               --           --           --        99,501
                                 ---------    ---------    ---------    --------
Net Income (Loss)                $(196,245)   $(307,590)   $(173,510)   $296,129
                                 =========    =========    =========    ========
Net Income (Loss) Per Share      $     (78)   $     (56)   $     (14)   $     24
                                 =========    =========    =========    ========
Average Shares Outstanding           2,510        5,498       12,379      12,379
                                 =========    =========    =========    ========

----------
* Period from July 5, 1994 (commencement of operations) to September 30, 1994.


Quarterly Results - June 30, 1996 (Unaudited)

                                             Three Months Ended
                                  September   December    March 31,     June
                                   30, 1995   31, 1995      1996       30, 1996
                                  ----------------------------------------------
Investment Income:
   Interest on Loans and Leases    $594,539   $789,160   $  935,083   $1,162,920

   Interest on Short-Term
     Investments                     83,888     97,467       94,754       74,984
                                   --------   --------   ----------   ----------

       Total Investment Income      678,427    886,627    1,029,837    1,237,904
                                   --------   --------   ----------   ----------

Expenses:
   Management Fee to the Managers   287,468    293,769      287,382      290,570

   Interest Expense                 199,813    185,744      222,394      287,318
   Other Expense                     54,898     39,396       52,778       44,345
                                   --------   --------   ----------   ----------
      Total Expenses                542,179    518,909      562,554      622,233
                                   --------   --------   ----------   ----------
Net Investment Income (Loss)       $136,248   $367,718   $  467,283   $  615,671
Net Unrealized Gain From
Investment Transactions                --      485,993      333,940      488,083
Net Realized Gain From
Investment Transactions                --         --         22,134         --
                                   --------   --------   ----------   ----------
Net Income                         $136,248   $853,711   $  823,357   $1,103,754
                                   ========   ========   ==========   ==========
Net Income  Per Share              $     11   $     42   $       40   $       54
                                   ========   ========   ==========   ==========
Average Shares Outstanding           12,379     20,417       20,595       20,595
                                   ========   ========   ==========   ==========

                         VENTURE LENDING & LEASING, INC.

                           ANNUAL REPORT ON FORM 10-K

              FOR THE YEAR ENDED JUNE 30, 1996, AND THE PERIOD FROM
                   JULY 5, 1994 (COMMENCEMENT OF OPERATIONS)
                                TO JUNE 30, 1995

                                     ITEM 8

                              FINANCIAL STATEMENTS

INDEX TO FINANCIAL STATEMENTS

Financial Statements Included in Item 8:

      See Item 14(a)

                      [Letterhead of ARTHUR ANDERSEN LLP]

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Shareholders of
Venture Lending & Leasing, Inc.:

We have audited the accompanying statements of financial position of Venture Lending & Leasing, Inc. (a Maryland corporation) as of June 30, 1996 and 1995, and the related statements of operations, changes in shareholders' equity and cash flows for the year ended June 30, 1996, and for the period from July 5, 1994 (commencement of operations), to June 30, 1995. These financial statements are the responsibility of the Fund's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Venture Lending & Leasing, Inc. as of June 30, 1996 and 1995, and the results of its operations and its cash flows for the year ended June 30, 1996, and for the period from July 5, 1994 (commencement of operations), to June 30, 1995, in conformity with generally accepted accounting principles.


/s/ Arthur Andersen LLP



San Francisco, California,
  August 9, 1996

                         VENTURE LENDING & LEASING, INC.

                        STATEMENTS OF FINANCIAL POSITION

                          AS OF JUNE 30, 1996 AND 1995

                                                         1996          1995
                                                     ------------  ------------
                        ASSETS

Loans and leases, net of unearned income and fees    $ 28,616,626  $ 12,524,101
Cash and cash equivalents                               4,683,671     8,136,350
Investments in warrants                                 1,772,701       173,285
Deferred organizational expenses                           90,080       120,081
Deferred bank loan expenses                                19,808        28,500
Accounts receivable                                        16,545        10,099
Other assets                                                5,916         3,436
                                                     ------------  ------------
          Total assets                               $ 35,205,347  $ 20,995,852
                                                     ============  ============

         LIABILITIES AND SHAREHOLDERS' EQUITY

Liabilities:
  Bank loans                                         $ 14,738,460  $  9,577,400
  Accounts payable                                        358,676       271,555
  Interest payable                                         40,113        33,680
  Commitment fees                                         124,735        67,500
                                                     ------------  ------------
          Total liabilities                            15,261,984     9,950,135
                                                     ------------  ------------
Shareholders' equity:
  Common stock, $.001 par value-
    Authorized--100,000,000 shares
    Issued and outstanding--20,594.74 shares and
      12,379.43 shares as of June 30, 1996 and
      1995, respectively                                       20            12
  Capital in excess of par value                       18,669,745    11,426,921
  Distributions                                        (1,262,256)         --
  Accumulated earnings (deficit)                        2,535,854      (381,216)
                                                     ------------  ------------
          Total shareholders' equity                   19,943,363    11,045,717
                                                     ------------  ------------
          Total liabilities and shareholders'
            equity                                   $ 35,205,347  $ 20,995,852
                                                     ============  ============

        The accompanying notes are an integral part of these statements.

                         VENTURE LENDING & LEASING, INC.

                            STATEMENTS OF OPERATIONS

           FOR THE YEAR ENDED JUNE 30, 1996, AND FOR THE PERIOD FROM

           JULY 5, 1994 (COMMENCEMENT OF OPERATIONS), TO JUNE 30, 1995

                                                          1996          1995
                                                      -----------   -----------
INVESTMENT INCOME:
  Interest on loans and leases                        $ 3,481,702   $   643,383
  Interest on short-term investments                      351,093       222,092
                                                      -----------   -----------
          Total investment income                       3,832,795       865,475
                                                      -----------   -----------
EXPENSES:
  Management fees to the Managers                       1,159,189       949,697
  Interest expense                                        895,269       154,513
  Legal fees                                               22,129        67,829
  Custody and accounting fees                              17,305        20,344
  Bank loan facility fee                                   40,310        57,610
  Amortization of organizational expenses                  30,001        29,919
  Directors' fees and expenses                             30,250        25,250
  Audit fees                                               23,252        19,998
  Transfer agency fees                                      6,623         6,001
  Regulatory reporting                                     10,428         1,612
  Other operating expenses                                  9,519        13,419
                                                      -----------   -----------
          Total expenses                                2,244,275     1,346,192
                                                      -----------   -----------
          Net investment income (loss)                  1,588,520      (480,717)

NET UNREALIZED GAIN FROM INVESTMENT TRANSACTIONS        1,308,016          --

REALIZED GAIN FROM INVESTMENT TRANSACTIONS                 22,134        99,501
                                                      -----------   -----------
          Net income (loss) before provision for
            income taxes                                2,918,670      (381,216)

PROVISION FOR INCOME TAXES                                 (1,600)         --
                                                      -----------   -----------
          Net income (loss)                           $ 2,917,070   $  (381,216)
                                                      ===========   ===========

NET INCOME (LOSS) PER SHARE                           $    156.77   $    (46.30)
                                                      ===========   ===========

WEIGHTED AVERAGE SHARES OUTSTANDING                        18,607         8,233
                                                      ===========   ===========

        The accompanying notes are an integral part of these statements.

                         VENTURE LENDING & LEASING, INC.


                  STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY

            FOR THE YEAR ENDED JUNE 30, 1996, AND FOR THE PERIOD FROM

           JULY 5, 1994 (COMMENCEMENT OF OPERATIONS), TO JUNE 30, 1995

                                     Common Stock          Capital in                         Retained
                          -----------------------------     Excess of                         Earnings
                             Shares           Amount        Par Value      Distributions      (Deficit)          Total
                          ------------     ------------    ------------     ------------     ------------     ------------
BALANCE, JULY 5, 1994             1.00     $       --      $      1,000     $       --       $       --       $      1,000
  Shares sold                12,478.43               12      11,504,710             --               --         11,504,722
  Shares repurchased           (100.00)            --           (78,789)            --               --            (78,789)
  Net loss                        --               --              --               --           (381,216)        (381,216)
                          ------------     ------------    ------------     ------------     ------------     ------------
BALANCE, JUNE 30, 1995       12,379.43               12      11,426,921             --           (381,216)      11,045,717
  Shares sold                 8,215.31                8       7,242,824             --               --          7,242,832
  Distributions                   --               --              --         (1,262,256)            --         (1,262,256)
  Net income                      --               --              --               --          2,917,070        2,917,070
                          ------------     ------------    ------------     ------------     ------------     ------------
BALANCE, JUNE 30, 1996       20,594.74     $         20    $ 18,669,745     $ (1,262,256)    $  2,535,854     $ 19,943,363
                          ============     ============    ============     ============     ============     ============

        The accompanying notes are an integral part of these statements.

                         VENTURE LENDING & LEASING, INC.


                            STATEMENTS OF CASH FLOWS

            FOR THE YEAR ENDED JUNE 30, 1996, AND FOR THE PERIOD FROM

           JULY 5, 1994 (COMMENCEMENT OF OPERATIONS), TO JUNE 30, 1995

                                                            1996             1995
                                                        ------------     ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income (loss)                                     $  2,917,070     $   (381,216)
  Adjustments to reconcile net income (loss) to net
    cash provided by (used in) operating activities-
      Amortization of organizational expenses                 30,001           29,919
      Amortization of bank loan expenses                       8,692            6,552
      Gain on sale of warrants                               (22,134)         (99,501)
      Gain on prepayment of loan                                --            (77,656)
      Unrealized gain from investment transactions        (1,308,016)            --
      Increase in other assets                                (8,927)          (3,435)
      Increase in accounts payable                            87,121          271,555
      Increase in interest payable                             6,433           33,680
      Increase in receivable for securities sold                --            (10,099)
      Increase in commitment fees                             57,235           67,500
                                                        ------------     ------------
          Net cash provided by (used in) operating
            activities                                     1,767,475         (162,701)
                                                        ------------     ------------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Acquisition of loans and leases                        (22,678,655)     (14,156,004)
  Principal payments on loans and leases                   6,586,130        1,401,129
  Proceeds from prepayment of loan                              --            308,429
  Acquisition of warrants                                   (291,400)        (272,250)
  Proceeds from sale of warrants                              22,134          198,466
  Payment for organizational expenses                           --           (150,000)
                                                        ------------     ------------
          Net cash used in investing activities          (16,361,791)     (12,670,230)
                                                        ------------     ------------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Sales of common stock, net                               7,242,832       11,425,933
  Distributions to shareholders                           (1,262,256)            --
  Loan from bank                                          13,890,000        9,577,400
  Repayment of bank loan and expenses                     (8,728,939)         (35,052)
                                                        ------------     ------------
          Net cash provided by financing activities       11,141,637       20,968,281
                                                        ------------     ------------
          Net increase (decrease) in cash and
            cash equivalents                              (3,452,679)       8,135,350

CASH AND CASH EQUIVALENTS:
  Beginning of period                                      8,136,350            1,000
                                                        ------------     ------------
  End of period                                         $  4,683,671     $  8,136,350
                                                        ============     ============

CASH PAID DURING THE YEAR FOR:
  Taxes                                                 $        800     $       --
  Interest                                                   873,433          120,833

        The accompanying notes are an integral part of these statements.

                         VENTURE LENDING & LEASING, INC.

                          NOTES TO FINANCIAL STATEMENTS

                                  JUNE 30, 1996

1. ORGANIZATION AND OPERATIONS OF THE COMPANY:

Venture Lending & Leasing, Inc. (the Fund) was incorporated in Maryland on September 29, 1993, as a nondiversified, closed-end management investment company electing status as a business development company under the Investment Company Act of 1940. Prior to commencing its operations on July 5, 1994, the Fund had no operations other than the sale to Mitchell Hutchins Institutional Investors, Inc. (Mitchell Hutchins), which is an indirect wholly owned subsidiary of PaineWebber Group Inc., of 1 share of common stock, $.001 par value, for $1,000. As of June 30, 1996, the Fund meets the requirements, including diversification requirements, to qualify as a regulated investment company (RIC) under the Internal Revenue Code of 1986.

Costs incurred in connection with the organization of the Fund were paid initially by Mitchell Hutchins and Westech Investment Advisors, Inc. (Westech Advisors) (collectively, the Managers); however, the Fund reimbursed the Managers $150,000 of such costs. This amount has been deferred and is being amortized using the straight-line method over a period of 60 months from the date the Fund commenced operations. During the year, the management contract of the Fund was assigned from Mitchell Hutchins to Siguler Guff Advisers, L.L.C.

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

Valuation of Investments

The Fund anticipates that substantially all of its portfolio investments (other than short-term investments) will consist of securities that at the time of acquisition are subject to restrictions on sale and for which no ready market will exist. Venture loans and leases are privately negotiated transactions, and there is no established trading market in which such loans or leases can be sold. Substantially all of the Fund's investments are restricted securities that cannot be sold publicly without prior agreement with the issuer to register the securities under the 1933 Act, or by selling the securities under Rule 144 or other rules under the 1933 Act, which permit only limited sales under specified conditions.

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

Warrants that are received in connection with loan and lease transactions generally will be assigned a minimal value at the time of acquisition, which occurs at the first drawdown under the commitment. Thereafter, warrants with readily ascertainable market values will be assigned a fair value based on the difference, if any, between the exercise price of the warrant and the fair value of the equity securities for which the warrant may be exercised, adjusted for illiquidity.

Cash and Cash Equivalents

Cash and cash equivalents consist of cash on hand, demand deposits in banks and repurchase agreements with original maturities of 90 days or less.

Loans and Leases

Unearned income and commitment fees on loans and leases are recognized using the effective interest method over the term of the loan or lease. Commitment fees represent fees received for commitments upon which no drawdowns have yet been made. When the first draw is made, the fee is included in unearned income and recognized as described above.

Federal Tax Status

As long as the Fund qualifies as a RIC, it will not pay any federal or state corporate income tax on income that is distributed to shareholders (pass-through status). Should the Fund lose its qualification as a RIC, it could be taxed as an ordinary corporation on its taxable income for that year (even if that income is distributed to its shareholders), and all distributions out of its earnings and profits will be taxable to shareholders as ordinary income.

3. SUMMARY OF LOANS AND LEASES:

Loans and leases generally are made to borrowers pursuant to commitments whereby the Fund commits to finance assets up to a specified amount for the term of the commitments, upon the terms and subject to the conditions specified by such commitment. Commitments, loans and leases outstanding at June 30, 1996, are as follows:

                                                                Outstanding
                Borrower                         Commitment    June 30, 1996
      --------------------------------------    -----------    -------------
      Active Software, Inc.                     $   800,000    $      --
      Advanced Therapies, Inc.                      500,000        433,655
      BigBook, Inc.                                 500,000        292,887
      Biosys, Inc.                                2,500,000      1,492,890
      Brocade Communications, Inc.                1,100,000        898,281
      Caps Software, Inc.                         1,000,000        747,462
      Cardiogensis Corporation                    1,500,000           --
      Ciphergen Biosystems                          740,000        583,610
      Datamind Corporation                          300,000        180,678
      Desmos, Inc.                                1,000,000        122,392
      Distrivision Development Corporation          500,000         37,148
      Exponential Technology, Inc.                3,200,000      2,435,812
      Fabrik Communications, Inc.                   800,000        502,299
      Fluid Propulsion Technologies, Inc.           250,000        118,428
      Idec Pharmaceuticals Corporation            5,000,000      3,609,451
      Infoseek Corporation                        3,500,000      2,570,063
      Integ Incorporated                          5,000,000        815,981
      Ipsilon Networks, Inc.                      1,000,000        825,747
      I-Cube, Inc.                                1,000,000           --
      Jetstream Communications, Inc.                300,000        268,900
      JT Storage, Inc.                            4,500,000      3,374,706
      Larex, Inc.                                 2,500,000        863,216
      Neomagic Corporation                        3,000,000      1,000,499
      Netpower, Inc.                                500,000        251,651
      Optimal Networks Corp.                        400,000        166,067
      Oratec Interventions, Inc.                    500,000        163,085
      Persistence Software, Inc.                    500,000        249,905
      Photon Dynamics, Inc.                       1,000,000        706,294
      Release Software Corporation                1,000,000           --
      ROI Technology                                750,000           --
      Socket Communications, Inc.                   500,000        179,818
      Solopoint, Inc.                               400,000        175,593
      Spectrum Wireless, Inc.                     2,000,000           --
      Starlight Networks Incorporated             2,000,000      1,122,287
      Tenth Planet Exploration, Inc.                750,000        470,117
      Tessera, Inc.                               2,500,000        505,493
      Transmeta Corporation                         500,000        202,327
      Ulsi Systems, Inc.                            500,000        372,823
      Uniax Corporation                           2,000,000           --
      VidaMed, Inc.                               3,000,000      2,192,244
      Xatrix Entertainment, Inc.                  1,000,000        684,817
                                                -----------    -----------
                Total                           $60,290,000    $28,616,626
                                                ===========    ===========

The Fund provides asset-based financing primarily to start-up and emerging growth venture-capital-backed companies. As a result, the Fund is subject to general credit risk associated with such companies.

As of the year ended June 30, 1996, the Fund had outstanding loan balances of $4,235,114 to three borrowers that potentially subject the Fund to concentrations of credit risk; however, the Fund's managers have determined that no allowance for credit losses is necessary to date. In addition, the Fund had one borrower with an outstanding balance of $16,545 that was past-due over 30 days and was brought current subsequent to year-end.

4. WARRANTS:

At June 30, 1996, the Fund held 2,676,786 warrants to purchase shares of common and preferred stock in 35 companies, of which 7 companies are publicly traded. The quoted market value of the stock underlying the warrants issued by the publicly traded companies, adjusted for illiquidity, was $1,488,016. The estimated fair value of the following warrants exceeded the Fund's recorded cost and was recorded as an unrealized gain for the year ended June 30, 1996.

                                            Cost       Discounted     Unrealized
                  Company                   Basis     Market Value       Gain
      --------------------------------     -------    ------------    ----------
      Idec Pharmaceuticals Corporation     $50,000     $1,109,992     $1,059,992
      Infoseek Corporation                  10,000        176,500        166,500
      VidaMed, Inc.                         30,000        111,524         81,524
                                           -------     ----------     ----------
                Total                      $90,000     $1,398,016     $1,308,016
                                           =======     ==========     ==========

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

The remainder of the warrants issued by private companies did not have a readily ascertainable market value and were assigned a minimal value at the time of acquisition. These warrants had a value of $284,685 at June 30, 1996.

5. LONG-TERM DEBT FACILITY:

The Fund has in place a $15 million bank credit facility to finance the acquisition of asset-based loans and leases. The credit facility expires September 30, 1996, and can be drawn on from time to time during the commitment period. The amortization schedule for each borrowing under the facility is expected to correspond to the amortization of the loans and leases acquired with the proceeds of each borrowing, and interest rates will be determined with reference to the lender's internal cost of funds at the time of each borrowing. The Fund pays a commitment fee of 0.25 percent annually with respect to this facility and is required to maintain compensating balances with the bank of

$250,000 or, in lieu thereof, pay a fee at the rate of prime plus 1 percent on any deficiencies therein.

Borrowings under the facility are collateralized by the equipment financed by the Fund under loans and leases with assignment to the financial institution, plus other assets of the Fund.

Debt outstanding under the facility at June 30, 1996 and 1995, was as follows:

                                                    1996          1995
                                                 -----------    ----------
      Term note at 8.67 percent interest,
      due in monthly installments therough
      June 1998                                  $ 6,648,460    $9,577,400

      Term note at 9.0 percent interest,
      with interest-only payments due
      monthly through September 1, 1996,
      and with principal and remaining             8,090,000          --
      interest due September 30, 1996
                                                 -----------    ----------
                                                 $14,738,460    $9,577,400
                                                 ===========    ==========

Future principal payments under this credit facility are as follows:

           1997                                  $11,281,458
           1998                                    3,457,002
                                                 -----------
                 Total                           $14,738,460
                                                 ===========

Expenses of $35,052 were incurred in connection with procuring the loan and credit facility. These expenses have been capitalized and are being amortized over a period of four years, the term of the bank loan described above.

At June 30, 1996, the Fund was in negotiations with several financial institutions to obtain an additional $15 million credit facility. Subsequent to June 30, 1996, the Fund obtained a commitment for a total of $30 million from several financial institutions.

6. CAPITAL STOCK:

There are 100,000,000 shares of $.001 par value common stock authorized. As of June 30, 1996, 20,594.74 shares are issued and outstanding.

The Fund has subscription agreements in effect with its shareholders under which shareholders will purchase shares of the Fund, up to their full committed capital amount, upon capital calls delivered at least 15 days before payment is due. As of June 30, 1996, $27.9 million in unfunded and uncalled capital commitments remained outstanding.

7. MANAGEMENT:

Westech Advisors serves as the Fund's investment manager, and Siguler Guff Advisers, L.L.C. serves as its fund manager. As compensation for their services to the Fund, the Managers receive a management fee computed and paid at the end of each quarter, at an annual rate of 2.5 percent of the Fund's committed equity capital for the first two years following the first closing of the Fund's initial private offering and at an annual rate of 2.5 percent of the Fund's total assets (including amounts derived from borrowed funds) as of the last day of each fiscal quarter thereafter. Fees of $1,159,189 and $949,697 were recognized for the years ended June 30, 1996 and 1995, respectively.

The Managers will also receive an aggregate annual incentive fee equal to 20 percent of all amounts available for distribution to investors after investors have received cash distributions equal to 100 percent of all amounts paid for the purchase of shares plus a preferred return calculated at a cumulative noncompounded annual rate of 8 percent. To date, the Managers have earned no incentive fee.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

      Not applicable.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

      The information required by this item is contained in part under the caption "Executive Officers of the Fund" in Part I hereof, and the remainder is contained in the Fund's Proxy Statement for the Annual Meeting of Shareholders to be held October 16, 1996 ("1996 Proxy Statement") under the caption "Proposal 2 -- To Elect Eight Directors of the Fund" and is incorporated herein by reference.

ITEM 11. EXECUTIVE COMPENSATION

      The information required by this item is contained in the Fund's 1996 Proxy Statement under the caption "Proposal 2 -- To Elect Eight Directors of the Fund" and is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

      The information required by this item is contained in the Fund's 1996 Proxy Statement under the caption "Annex A -- Beneficial Ownership of Fund Shares" and is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

      The information required by this item is contained in the Fund's 1996 Proxy Statement under the captions: "Other Information -- Management" and is incorporated herein by reference.

PART IV.

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)   Index to Financials Statements and Financial Statement Schedules

                                                                            Page
                                                                            ----
Report of Independent Public Accountants                                     15

Statement of Financial Position as of June 30, 1996 and 1995                 16

Statement of Operations for the Year Ended June 30, 1996 and the             17
Period From July 5, 1994 (commencement of operations) to June 30, 1995

Statement of Changes in Shareholders' Equity for the Year Ended June         18
30, 1996 and the Period From July 5, 1994 (commencement of operations) to June 30, 1995

Statement of Cash Flows for the Year Ended June 30, 1996 and the             19
Period From July 5, 1994 (commencement of operations) to June 30, 1995

Notes to Financial Statements                                                20

Financial Statement Schedules for the Year Ended June 30, 1996 and the Period From July 5, 1994 (commencement of operations) to June 30, 1995 included in Item 14(d):

No schedules are required because the required information is not present or not present in amounts sufficient to require submission of the schedule, or because the required information is included in the financial statements and the notes thereto.

Listing of Exhibits

3.1 Articles of Incorporation -- incorporated by reference to the Fund's Registration Statement on Form 10 filed with the Securities and Exchange Commission ("Commission") on October 13, 1984.

3.2   By-Laws, as amended to date -- filed herewith.

10.1 Management Agreement, dated as of December 22, 1995, between the Fund on the one hand, and Westech Advisors and Siguler Guff Advisers, on the other hand -- filed herewith

27    Financial Data Schedule

Reports on Form 8-K

      The Fund filed no reports on Form 8-K with the Commission during the fiscal quarter ended June 30, 1996.

                                   Signatures

      Pursuant to the requirements of Section 13 or 15(d) of the Security Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

VENTURE LENDING & LEASING, INC.
(Registrant)

By: /s/ Ronald W. Swenson             By: /s/ Salvador 0. Gutierrez
    --------------------------------      -------------------------------------
Ronald W. Swenson                             Salvador 0. Gutierrez
Chairman and Chief Executive Officer          President, Chief Financial Officer
                                              and Chief Accounting Officer

Date: September __, 1996              Date: September __, 1996

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

            NAME                          TITLE                     DATE

By: /s/ John J. Cogan                    Director             September 16, 1996
------------------------------
John J. Cogan


By: /s/ J. Michael Egan                  Director             September 16, 1996
------------------------------
J. Michael Egan


By: /s/ Salvador 0. Gutierrez     President and Director      September 16, 1996
------------------------------
      Salvador 0. Gutierrez


By: /s/ Scott Malpass                    Director             September 16, 1996
------------------------------
Scott Malpass


By: /s/ Roger V. Smith                   Director             September 16, 1996
------------------------------
Roger V. Smith


By: /s/ Arthur Spinner                   Director             September 16, 1996
------------------------------
Arthur Spinner


By: /s/ Ronald W. Swenson                Director             September 16, 1996
------------------------------
Ronald W. Swenson


By: /s/ George Von Gehr                  Director             September 16, 1996
------------------------------
George Von Gehr

                                  EXHIBIT INDEX

EXHIBIT

3.1 Articles of Incorporation -- incorporated by reference to the Fund's Registration Statement on Form 10 filed with the Securities and Exchange Commission ("Commission") on October 13, 1984.

3.2   By-Laws, as amended to date -- filed herewith.

10.1 Management Agreement, dated as of December 22, 1995, between the Fund on the one hand, and Westech Advisors and Siguler Guff Advisers, on the other hand -- filed herewith

27    Financial Data Schedule