Form 10-Q
period 1997-03-31
VENTURE LENDING & LEASING INC
filed 1997-05-15
CIK 913570

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

|X|          QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ending March 31, 1997

|_|          TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________ to ______________

Commission file number 0-22618

                         Venture Lending & Leasing, Inc.
             ------------------------------------------------------
             (Exact Name of Registrant as specified in its charter)

                    Maryland                                    13-3775187
------------------------------------------------            ------------------
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

         Indicate by check mark whether the registrant has (i) filed all reports required to be filed by Section 13 or 15(d) of the Securities and Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (ii) has been subject to such filing requirements for the past 90 days. Yes |x| No |_|

         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

           Class                                Outstanding as of April 22, 1997
-----------------------------                   --------------------------------
Common Stock, $.001 par value                              29,822.91

                 Page 1 of 18; Exhibit Index appears on Page 16

                         VENTURE LENDING & LEASING, INC.

                                      INDEX

                                                                                             Page Number
PART I -- FINANCIAL INFORMATION

Item 1.  Financial Statements

                  Statement of Financial Position (Unaudited)                                    3
                  March 31, 1997 and June 30, 1996

                  Statement of Operations (Unaudited)                                            4
                  Nine Months Ended March 31, 1997 and
                  March 31, 1996

                  Statement of Operations (Unaudited)                                            5
                  Three Months Ended March 31, 1997 and
                  March 31, 1996

                  Statement of Changes in Shareholders Equity (Unaudited)                        6
                  Nine Months Ended March 31, 1997 and
                  Year Ended June 30, 1996

                  Statement of Cash Flows (Unaudited)                                            7
                  Nine Months Ended March 31, 1997 and
                  Year Ended June 30, 1996

                  Notes to Financial Statements                                                  8 - 11

Item 2.  Management's Discussion and Analysis of Financial                                       12 - 14
                  Condition and Results of Operations

PART II -- OTHER INFORMATION

Item 4.  Submission of Matters to a Vote of Security Holders                                     15

Item 6.  Exhibits                                                                                15

SIGNATURES                                                                                       16

VENTURE LENDING & LEASING, INC.

Satement of Financial Position  (Unaudited)

================================================================================

                                                                                          March 31, 1997          June 30, 1996
                                                                                       ------------------      -------------------
Assets

      Loans and leases, net of unearned income, fees                                 $        54,332,885     $         28,616,626
          and reserve for non-performing loans
      Cash and cash equivalents                                                                4,783,153                4,683,671
      Investments:
          Warrants (cost - $910,257 and $464,685)                                              2,134,168                1,772,701
          Common stock (cost - $73,429)                                                        1,383,214                   ----
      Accounts receivable                                                                        109,811                   16,545
      Deferred organizational expenses                                                            67,600                   90,080
      Deferred bank loan expenses                                                                 13,277                   19,808
      Other assets                                                                                15,956                    5,916
                                                                                       ------------------      -------------------
               Total assets                                                                   62,840,064               35,205,347
                                                                                       ------------------      -------------------

Liabilities & Shareholders' Equity


Liabilities
      Bank loans                                                                              30,000,000               14,738,460
      Accounts payable                                                                           559,655                  358,676
      Interest payable                                                                           384,663                   40,113
      Commitment fees                                                                            149,500                  124,735
                                                                                       ------------------      -------------------
               Total liabilities                                                              31,093,818               15,261,984
                                                                                       ------------------      -------------------

Shareholders' Equity


      Common stock, $.001 par value; 100,000,000
            shares authorized; issued and outstanding,
            29,822.91  and 20,594.74 shares                                                           30                       20
      Capital in excess of par value                                                          27,993,514               18,669,745
      Distributions                                                                           (3,890,303)              (1,262,256)
      Accumulated earnings                                                                     7,643,005                2,535,854
                                                                                       ------------------      -------------------
               Total shareholders' equity                                                     31,746,246               19,943,363
                                                                                       ------------------      -------------------
               Total liabilities & shareholders' equity                              $        62,840,064     $         35,205,347
                                                                                       ==================      ===================


The accompanying notes are an intergral part of these statements.

VENTURE LENDING & LEASING, INC.

Statement of Operations  (Unaudited)

===============================================================================

                                                                                   For the Nine              For the Nine
                                                                                   Months Ended              Months Ended
                                                                                  March 31, 1997            March 31, 1996
                                                                                 -----------------         -----------------
Investment Income:

        Interest on loans and leases                                           $        5,117,477        $        2,318,782
        Interest on short-term investments                                                174,921                   276,109
                                                                                 -----------------         -----------------
              Total Investment Income                                                   5,292,398                 2,594,891
                                                                                 -----------------         -----------------

Expenses:

        Management fee                                                                    992,561                   868,619
        Interest expense                                                                1,054,168                   607,951
        Legal fees                                                                         62,939                    14,277
        Bank loan facility fee                                                             54,989                    30,902
        Directors' fees and expenses                                                       23,500                    22,750
        Amortization of organizational expenses                                            22,480                    22,542
        Regulatory reporting                                                               18,847                     7,176
        Custody and accounting fees                                                        13,513                    16,200
        Audit fees                                                                         11,453                    16,069
        Transfer agency fees                                                                5,182                     5,421
        Other operating expenses                                                            9,793                    11,735
                                                                                 -----------------         -----------------
              Total Expenses                                                            2,269,425                 1,623,642
                                                                                 -----------------         -----------------

Net Investment Gain                                                                     3,022,973                   971,249
Net Unrealized Gain From Investment Transactions                                        1,125,681                   819,933
Net Gain on Sale of Securities                                                            958,497                    22,134
                                                                                 -----------------         -----------------
    Net Income                                                                 $        5,107,151        $        1,813,316
                                                                                 =================         =================

Net Income Per Share                                                           $              182        $              101
                                                                                 =================         =================

Average Shares Outstanding                                                                 28,105                    17,957
                                                                                 =================         =================


The accompanying notes are an intergral part of these statements.

VENTURE LENDING & LEASING, INC.

Statement of Operations  (Unaudited)

===============================================================================



                                                                                     For the Three              For the Three
                                                                                     Months Ended               Months Ended
                                                                                    March 31, 1997             March 31, 1996
                                                                                 ---------------------      ----------------------
Investment Income:

       Interest on loans and leases                                            $            1,831,754     $               935,083
       Interest on temporary investments                                                       37,039                      94,754
                                                                                 ---------------------      ----------------------
             Total Investment Income                                                        1,868,793                   1,029,837
                                                                                 ---------------------      ----------------------

Expenses:

       Management fee                                                                         400,582                     287,382
       Interest expense                                                                       410,738                     222,394
       Other expenses                                                                          87,540                      52,778
                                                                                 ---------------------      ----------------------
             Total Expenses                                                                   898,860                     562,554
                                                                                 ---------------------      ----------------------

Net Investment Gain                                                                           969,933                     467,283
Net Unrealized Gain (Loss) From Investment Transactions                                      (638,175)                    333,940
Net Realized Gain From Investment Transactions                                                958,497                      22,134
                                                                                 ---------------------      ----------------------
    Net Income                                                                 $            1,290,255     $               823,357
                                                                                 =====================      ======================

Net  Income Per Share                                                          $                   43     $                    40
                                                                                 =====================      ======================

Average Shares Outstanding                                                                     29,823                      20,595
                                                                                 =====================      ======================


The accompanying notes are an intergral part of these statements.

Statement of Changes in Shareholders' Equity (Unaudited)

===============================================================================

                      For the Year ended June 30, 1996 and

                      the Nine Months Ended March 31, 1997


                                            Common Stock
                                    ---------------------------  Capital in                         Retained
                                                                 Excess of                          Earnings
                                      Shares          Amount     Par Value       Distributions      (Deficit)           Total
                                    ------------    --------   --------------    --------------   --------------    --------------
Balance, July 1, 1995                12,379.43       $   12      $11,426,921       $     ----         ($381,216)      $11,045,717
     Shares sold                      8,215.31            8        7,242,824             ----             ----          7,242,832
     Distributions                        ----         ----            ----         (1,262,256)           ----         (1,262,256)
     Net Income                           ----         ----            ----              ----         2,917,070         2,917,070
                                    ------------    --------   --------------    --------------   --------------    --------------

Balance, June 30, 1996               20,594.74           20       18,669,745        (1,262,256)       2,535,854        19,943,363


     Shares sold                      9,228.17           10        9,323,769             ----             ----          9,323,779
     Distributions                        ----         ----            ----         (2,628,047)           ----         (2,628,047)
     Net Income                           ----         ----            ----              ----         5,107,151         5,107,151
                                    ------------    --------   --------------    --------------   --------------    --------------

Balance, March 31, 1997              29,822.91      $    30      $27,993,514       ($3,890,303)      $7,643,005       $31,746,246
                                    ============    ========   ==============    ==============   ==============    ==============


The accompanying notes are an intergral part of these statements.

VENTURE LENDING & LEASING, INC.

Statement of Cash Flows  (Unaudited)

===============================================================================

                                                                                      For the Nine            For the year
                                                                                      Months Ended                Ended
                                                                                      March 31, 1997          June 30, 1996
                                                                                     ----------------        ---------------
Cash flows from operating activities:

     Net Income                                                                    $       5,107,151       $       2,917,070
     Adjustments to reconcile net investment income (loss)
          to net cash provided by (used in) operating activities:
     Amortization of organizational expenses                                                  22,480                  30,001
     Amortization of bank loan expenses                                                        6,531                   8,692
     Gain on sale of securities                                                             (958,497)                (22,134)
     Increase in other assets                                                                (10,040)                 (8,927)
     Increase in accounts payable                                                            200,979                  87,121
     Increase in accounts receivable                                                         (93,266)                   ----
     Increase in interest payable                                                            344,550                   6,433
     Increase in refundable commitment fees                                                   24,765                  57,235
     Increase in unrealized gain from investment transactions                             (1,125,681)             (1,308,016)

                                                                                     ----------------        ----------------
     Net cash provided by operating activities                                             3,518,972               1,767,475
                                                                                     ----------------        ----------------

Cash flows from investing activities:

     Acquisition of loans and leases                                                     (39,152,426)            (22,678,655)
     Principal payments on loans and leases                                                9,288,213               6,586,130
     Proceeds from prepayment of loan                                                      4,047,955                    ----
     Acquisition of warrants and common stock                                               (519,001)               (291,400)
     Proceeds from sale of warrants                                                          958,497                  22,134

                                                                                     ----------------        ----------------
     Cash used in investing activities                                                   (25,376,762)            (16,361,791)
                                                                                     ----------------        ----------------

Cash flows from financing activities:

     Sales of common stock, net                                                            9,323,779               7,242,824
     Return of capital                                                                          ----                (162,005)
     Distributions to shareholders                                                        (2,628,047)             (1,100,251)
     Loan from bank                                                                       17,791,403              13,890,000
     Principal payments on bank loan                                                      (2,529,863)             (8,728,931)

                                                                                     ----------------        ----------------
     Net cash provided by financing activities                                            21,957,272              11,141,637
                                                                                     ----------------        ----------------

     Net Increase (Decrease) in cash and cash equivalents                                     99,482              (3,452,679)
                                                                                     ----------------        ----------------

     Cash and Cash Equivalents -- Beginning of period                                      4,683,671               8,136,350
                                                                                     ----------------        ----------------

     Cash and Cash Equivalents -- End of period                                    $       4,783,153       $       4,683,671
                                                                                     ================        ================


The accompanying notes are an intergral part of these statements.

VENTURE LENDING & LEASING, INC.

Notes to Financial Statements  (Unaudited)

================================================================================

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

================================================================================

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

Reserves for Losses on Loans --- Reserves for losses on loans are maintained at levels that, in the opinion of management, are adequate to absorb losses incurred in the loan portfolio. The Fund has created a reserve for non-performing loans of $0.1 million. As of March 31, 1997 the Fund has a bankruptcy claim on a non-performing asset-backed secured loan outstanding to the Company. The book value of this claim is $1.4 million.

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

3. Summary of Loans and Leases:

Loans and leases generally are made to borrowers pursuant to commitments whereby the Fund commits to finance assets up to a specified amount for the term of the commitments, upon the terms and subject to the conditions specified by such commitment. Commitments, loans and leases outstanding at March 31, 1997 are summarized on the schedule of loans and leases.

The Fund provides asset-based financing primarily to start-up and emerging growth venture-capital-backed companies. As a result, the Fund is subject to general credit risk associated with such companies.

4. Warrants:

At March 31, 1997, the Fund held 4.5 million warrants to purchase shares of common and preferred stock in 64 companies, of which 9 companies are publicly traded. The quoted market value of the stock underlying the 0.5 million warrants issued by the publicly traded companies is $4.3 million. The exercise cost of these warrants is $2.2 million, with a potential gain of $2.5 million. Because of the illiquid nature of these warrants, the Fund is carrying the public companies at a discounted value of $1.4 million.

The 3.9 million warrants issued by private companies did not have a readily ascertainable market value and were assigned a minimal value at the time of acquisition. These warrants had a value of $0.7 million at March 31, 1997.

VENTURE LENDING & LEASING, INC.

Notes to Financial Statements  (Unaudited)

================================================================================

5. Common Stock:

As of March 31, 1997 the Fund held 0.4 million shares of common stock of companies which were received when the Fund exercised its warrants in the companies which cost $73 thousand. The market value adjusted for illiquidity is $1.4 million.

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

6. Long - Term Debt Facility:

The Fund has in place a $30 million bank credit facility to finance the acquisition of asset-based loans and leases. Drawdowns under the credit facility are allowed until September, 1997. The amortization schedule for each borrowing under the facility is expected to correspond to the amortization of the loans and leases acquired with the proceeds of each borrowing. The Fund pays a commitment fee of 0.25% annually on the total average amount of unused commitment with respect to this facility.

Borrowings under the facility are collateralized by the equipment financed by the Fund under loans and leases with assignment to the financial institution, plus other assets of the Fund.

As of March 31, 1997 the Fund had $30 million outstanding under this credit facility. The loans accrue interest at the LIBOR rate plus 2.50% per annum. In April, 1997 the Fund entered into an interest rate swap agreement on $25 million. The effect of the swap is to convert the variable LIBOR rate into a fixed rate on the contract notional value. The amortization schedule for each borrowing under the facility is expected to correspond to the amortization of the loans and leases acquired with the proceeds of each borrowing.

7. Capital Stock:

There are 100,000,000 shares of $.001 par value common stock authorized. As of March 31,1997, 29,822.91 shares are issued and outstanding.

The Fund has subscription agreements in effect with its shareholders under which shareholders will purchase shares of the Fund, up to their full committed capital amount, upon capital calls delivered at least fifteen days before payment is due. As of March 31, 1997, $18.6 million in unfunded and uncalled capital commitments remained outstanding.

VENTURE LENDING & LEASING, INC.

Notes to Financial Statements  (Unaudited)

================================================================================

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

         The Fund's shares of Common Stock, $.001 par value ("Shares") are sold to subscribers pursuant to one or more capital calls to be made from time to time until July 5, 1998. The Fund will seek to require payment by investors pursuant to each capital call of only that portion of the total dollar amount subscribed for that the Fund expects will be needed to fund commitments entered into within a reasonable time after such capital call. The Fund has made four capital calls since inception for a total of 60% of committed capital. Total committed capital as of March 31, 1997 was $46.6 million; a total of $28.0 million has been called.

Results of Operations -- Nine Months Ended March 31, 1997 and March 31, 1996

         Total investment income for the nine months ending March 31, 1997 and March 31, 1996 was $5.3 million and $2.6 million, respectively, of which $5.1 million and $2.3 million, respectively, consisted of interest on venture loans outstanding during the period. Remaining income consisted of interest on the temporary investment of the proceeds of the Shares sold in the Fund's capital calls, pending investment in venture loans and leases or application to the Fund's expenses. The increase in investment income reflects the increase in capital called from investors from approximately $18.7 million as of March 31, 1996 to approximately $28.0 million as of March 31, 1997, and the investment of that capital (together with amounts derived from bank borrowings) in venture loans and leases.

         Expenses for the nine months ending March 31, 1997 and March 31, 1996 were $2.3 million and $1.6 million, respectively, resulting in net income of $5.1 million and $1.8 million respectively. Net income for the nine months ended March 31, 1997 and March 31, 1996 includes unrealized gains of $1.1 million and $0.8 million. On a per share basis, for the nine months ending March 31, 1997 and March 31, 1996 net income was $182 and $101.

         There were several factors which contributed to the increase in net income for the nine months ending March 31, 1997 over the corresponding prior year period. As of March 31, 1997, total assets invested in venture loans increased as a percentage of committed capital to 117% from

55% as of March 31, 1996, reflecting the investment of capital called and additional borrowed funds, and cash balances as a percentage of total assets were significantly reduced compared with the corresponding period. Management fees, and certain other expenses, declined significantly as a percentage of invested assets for the quarter as compared with the corresponding period. From and after the quarter ended September 30, 1996, management fees are computed as a percentage of total assets, rather than as a percentage of committed capital. The most significant factor effecting net income for the nine months ending March 31, 1997 was the increase in the net unrealized appreciation of $1.1 million in the quoted market value of the stock underlying the warrants issued by the publicly traded companies and investments in common stock adjusted for illiquidity. The Fund realized $1.0 million on the sale of securities during the period. Also impacting net income was interest expense on the Fund's borrowings during the nine months ended March 31, 1997, at $1.1 million.

         The Fund has created a reserve for non-performing loans of $0.1 million. The reserve is included in the net unrealized gain section of the statement of operations. Biosys, Inc. has completed its bankruptcy proceedings and was subsequently sold. Management expects to fully recover on the Fund's loans to the Company. As of March 31, 1997 the Fund has a bankruptcy claim on asset-backed secured loans outstanding to the Company. The book value of this claim is $1.4 million.

         Expenses other than the management fee, bad debt expense and interest expense declined as a percentage of investment income for the nine months ended March 31, 1997 from the nine months ended March 31, 1996. Because many of these expenses are relatively fixed and do not increase significantly as total assets increase, these other expenses, like the management fee, can be expected to continue to decrease as a percentage of investment income as the Fund draws and invests additional capital.

Liquidity and Capital Resources -- March 31, 1997 and June 30, 1996

         Total capital committed to the purchase of Shares pursuant to subscription agreements was approximately $46.6 million at March 31, 1997 and June 30, 1996. As of March 31, 1997 and June 30, 1996, 60% and 40%,
respectively, of this committed capital was called to fund investments in venture loans and leases and to meet the Fund's expenses. Additional capital may be drawn from subscribers upon 15 days' notice.

         The Fund has in place a $30 million bank credit facility to finance the acquisition of asset-based loans and leases. Advances under this facility can be made through September, 1997, and can be drawn on from time to time during the commitment period. In April, 1997 the Fund entered into an interest rate swap agreement on $25 million. The effect of the swap is to convert the variable LIBOR rate into a fixed rate on the contract notional value. The amortization schedule for each borrowing under the facility is expected to correspond to the amortization of the loans or leases acquired with the proceeds of each borrowing. As of March 31, 1997, $30.0 million was outstanding under this facility, compared with $14.7 million as of June 30, 1996.

         As of March 31, 1997, 8% of the Fund's assets consisted of cash and cash equivalents, compared with 13% as of June 30, 1996. The Fund continued to invest its assets in venture loans and leases during the quarter. Amounts disbursed under the Fund's loan commitments increased by approximately $39.1 million during the nine months ended March 31, 1997, and net loan amounts outstanding after amortization increased approximately $25.8 million. Amounts committed but undrawn increased by approximately $38.6 million.

================================================================================
                    Amount          Principal       Net Amount   Committed but
                   Disbursed      Amortization                       Undrawn
--------------------------------------------------------------------------------
March 31, 1997   $75.9 million   $21.5 million   $54.4 million    $62.1 million
--------------------------------------------------------------------------------
June 30, 1996    $36.8 million    $8.2 million   $28.6 million    $23.5 million
================================================================================


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

                                         VENTURE LENDING & LEASING, INC.
                                         -------------------------------
                                         Registrant

                                         /s/ Donald P. Spencer
Date: May 15, 1997                       --------------------------------
                                         Donald P. Spencer
                                         Vice President
                                         [Duly Authorized Officer]

                                         /s/ Ronald W. Swenson
Date: May 15, 1997                       --------------------------------
                                         Ronald W. Swenson
                                         Chairman
                                         [Chief Executive Officer]