Form 10-K
period 1997-06-30
VENTURE LENDING & LEASING INC
filed 1997-09-26
CIK 913570

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

[X]                     ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                     For the fiscal year ended June 30, 1997

                                       OR

[  ]                   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                       For the transition period from _______ to _______

                         Commission File Number 0-22618
                         VENTURE LENDING & LEASING, INC.
             (Exact name of registrant as specified in its charter)

                    Maryland                                   13-3775187
 ---------------------------------------------           ----------------------
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

Securities Registered Pursuant to Section 12(b) of the Act:None
Securities Registered Pursuant to Section 12(g) of the Act:Common Stock
                                                           $ 0.001 par value

     Indicate by check mark whether the registrant has (i) filed all reports required to be filed by Section 13 or 15(d) of the Securities and Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (ii) has been subject to such filing requirements for the past 90 days: Yes[X] No

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated be reference in Part II of this Form 10-K or any amendment to this Form 10-K: ___

     As the registrant's shares are not publicly-traded, the aggregate market value of the voting stock held by non-affiliates of the registrant cannot be determined.

     The number of shares outstanding of each of the issuer's classes of common stock, as of September 11, 1997 was 48,318.58.

                       Documents Incorporated by Reference
Document   Description                                               10-K Part
-----------------------                                              ---------
Specifically Identified Portions of the Registrant's Proxy Statement
for the Annual Meeting of Shareholders to be held November 19, 1997      III



-------------------------------------------------------------------------------

PART I

ITEM 1. BUSINESS.

Introduction.
-------------

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

        The Fund's shares of Common Stock, par value (`Shares") are sold to subscribers pursuant to one or more capital calls to be made from time to time until July 5, 1998. The Fund will seek to require payment by investors pursuant to each capital call of only that portion of the total dollar amount subscribed for that the Fund expects will be needed to fund commitments entered into within a reasonable time after such capital call. As of June 30, 1997 the Fund has made five capital calls since inception for a total of 80% of committed capital. Total committed capital as of June 30, 1997 was $46.6 million; a total of $37.3 million had been called. Subsequent to June 30, 1997, the Fund called the final remaining 20% of capital.

Investment Program.
-------------------

        General: As a BDC, the Fund will invest at least 70% of its total assets ("qualifying assets") in securities of companies that qualify as "eligible portfolio companies." An eligible portfolio company generally is a United States company that is not an investment company and that (i) does not have a class of securities registered on an exchange or included in the Federal Reserve Board's over-the-counter margin list; (ii) is actively controlled by a BDC and has an affiliate of a BDC on its board of directors; or (iii) meets such other criteria as may be established by the SEC. See "Regulation." The Fund may invest up to 30% of its total assets in non-qualifying assets, including companies that are not eligible portfolio companies (for example, because the company's securities are listed on the National Association of Securities Dealers' Automated Quotation System) and eligible portfolio companies as to which the Fund does not offer to make available significant managerial assistance. The foregoing percentages are determined, in the case of financings in which the Fund commits to provide financing prior to funding the commitment, by the amount of the Fund's total assets represented by the value of the maximum amount of securities to be issued by the borrower or lessee to the Fund pursuant to such commitment.

        Venture Loans and Leases: Venture loans generally consist of a promissory note secured by the equipment or other assets to be purchased by the borrower. The Fund generally obtains a security interest in the assets financed and receives periodic payments of interest and principal, and generally receives a final payment constituting additional interest at the end of the transaction's term. Venture leases consist of a lease from the Fund to the lessee of the assets to be financed, with periodic payments of rent and, in most cases, with a put option to sell the assets to the borrower at the end of the lease term for a predetermined or formula price. The interest rate and amortization terms of venture loans, the rental rate and put provisions of leases and all other transaction terms are individually negotiated between the Fund and each borrower or lessee. Because the Fund seeks to qualify as a "regulated investment company" ("RIC") under the Internal Revenue Code of 1986 ("Internal Revenue Code"), provisions of the Internal Revenue Code restrict the terms upon which the Fund may enter into venture leases and the extent to which venture leases may be used, and the Fund anticipates structuring the majority of its transactions as venture loans.

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

        Warrants and Equity Securities: The Fund generally acquires warrants to purchase equity securities of the borrower or lessee in connection with asset financings. The terms of the warrants, including the expiration date, exercise price and terms of the equity security for which the warrant may be exercised, are negotiated individually with each borrower or lessee. Substantially all the warrants and underlying equity securities are restricted securities under the 1933 Act at the time of issuance; the Fund generally negotiates registration rights with the borrower or lessee that may provide (i) "piggyback" registration rights, which permit the Fund under certain circumstances to include some or all of the securities owned by it in a registration statement filed by the borrower or lessee or (ii) under rare circumstances, "demand" registration rights permitting the Fund under certain circumstances to require the borrower or lessee to register the securities under the 1933 Act (in some cases at the Fund's expense).

Investment Policies.
--------------------

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

        Diversification Standards: The Fund is classified as a "non-diversified" closed-end investment company under the 1940 Act. However the Fund seeks to qualify as a RIC, and therefore must meet diversification standards under the Internal Revenue Code.

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

        Investment Guidelines: In selecting investments for the Fund's portfolio, the Managers endeavor to meet the investment guidelines established by the Fund's Board of Directors. The Fund may, however, make investments that do not conform to one or more of these guidelines when deemed appropriate by the Managers. Such investments might be made if the Managers believe that a failure to conform in one area is offset by exceptional strength in another or is compensated for by a higher yield, favorable warrant issuance or other attractive transaction terms or features.

        Leverage: The Fund is permitted to borrow money from and issue debt securities to banks, insurance companies and other lenders to obtain additional funds to originate venture loans and leases. Under the 1940 Act, the Fund may not incur borrowings unless, immediately after the borrowing is incurred, such borrowings would have "asset coverage" of at least 200 percent. "Asset coverage" means the ratio which the value of the Fund's total assets, less all liabilities not represented by the borrowings and any other liabilities constituting "senior securities" under the 1940 Act, bears to the aggregate amount of such borrowings and senior securities. The practical effect of this limitation is to limit the Fund's borrowings and other senior securities to 50% of its total assets less its liabilities other than the borrowings and other senior securities.

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

     Temporary Investments: Pending investment in asset financing transactions and pending distributions, the Fund invests excess cash in (i) securities issued or guaranteed by the U.S. government, its agencies or instrumentalities, (ii) repurchase agreements fully collateralized by U.S. government securities or
(iii) short-term high-quality debt instruments of U.S. corporations. All such investments will mature in one year or less. The U.S. government securities in which the Fund may invest include U.S. government securities backed by the full faith and credit of the U.S. government (such as Treasury bills, notes and bonds) as well as securities backed only by the credit of the issuing agency. Corporate securities in which the Fund may invest include commercial paper, bankers' acceptances and certificates of deposit of domestic or foreign issuers. The Fund also may enter into repurchase agreements that are fully collateralized by U.S. government securities with banks or recognized securities dealers, in which the Fund purchases a

U.S. government security from the institution and simultaneously agrees to resell it to the seller at an agreed-upon date and price. The repurchase price is related to an agreed-upon market rate of interest rather than the coupon of the debt security and, in that sense, these agreements are analogous to secured loans from the Fund to the seller. Repurchase agreements carry certain risks not associated with direct investments in securities, including possible declines in the market value of the underlying securities and delays and costs to the Fund if the other party to the transaction defaults.

        Other Investment Policies: The Fund will not sell securities short, purchase securities on margin (except to the extent the Fund's permitted borrowings are deemed to constitute margin purchases), write puts or calls, purchase or sell commodities or commodity contracts or purchase or sell real estate. The Fund will not underwrite the securities of other companies, except to the extent the Fund may be deemed an underwriter upon the disposition of restricted securities acquired in the ordinary course of the Fund's business.

        The Fund's investment objective, investment policies and investment guidelines (other than its status as a BDC) are not fundamental policies and may be changed by the Fund's Board of Directors at any time without shareholder approval.

Regulation.
-----------
        Generally, to be eligible to elect BDC status, a company must engage in the business of furnishing capital and offering significant managerial assistance to "eligible portfolio companies," as defined below. More specifically, in order to qualify as a BDC, a company must (i) be a domestic company; (ii) have registered as a class of its securities or have filed a registration statement with the SEC pursuant to Section 12 of the Securities Exchange Act of 1934; (iii) operate for the purpose of investing in the securities of certain types of eligible portfolio companies; (iv) offer to extend significant managerial assistance to such eligible portfolio companies;
(v) have a majority of disinterested directors; and (vi) file (or under certain circumstances, intend to file) a proper notice of election with the SEC.

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

Dividends and Distributions.
----------------------------

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

Competition.
------------

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

Employees.
----------

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

        No matters were submitted to a vote of the Fund's security holders during the last quarter of the fiscal year ended June 30, 1997.

EXECUTIVE OFFICERS OF THE FUND

        The following are the executive officers of the Fund. All officers serve at the pleasure of the Board.

Name and Position With  Age     Occupation During Past Five Years
Fund

Ronald W. Swenson,      52      President  and  Director,  Westech  Investment
Director, Chairman and          Advisors since  1994,   and  President   and
Chief Executive Officer         Director,   Western Technology Investments since
                                1980.

Salvador O. Gutierrez,  54      Senior Vice President and Director,  Westech
Director, President             Investment Advisors since 1994, and Senior Vice
and Chief Financial             President,  Western Technology Investment since
Officer                         1987.

George W. Siguler,      50      Managing  Director,  Siguler Guff  Advisers &
Executive Vice Presiden         affiliates since  1995;  Managing  Director  of
President and Advisory          Mitchell  Hutchins Institutional  Investors from
Director                        1991 to 1995. Director and President,
                                Associated Capital Advisers,Inc. (investment management firm) from 1990 to 1991, Vice Chairman and a director of Monarch Capital
                                Corporation (financial services holding company) from 1984 to 1991.

Patricia A. Breshears,  61      Vice President,  Westech Investment Advisors
Vice President and              since 1994; Administrator   and   Corporate
Secretary                       Secretary,    Western Technology   Investment
                                (venture  leasing firm) since 1984.

Donald P. Spencer,      42      Managing Director,  Siguler Guff Advisers and
Vice President and              affiliates since   1995;   Senior   Vice
Assistant Secretary             President   (and   other positions),
                                Mitchell Hutchins Institutional Investors and affiliates from 1989 to 1995.

PART II.

ITEM 5. MARKET FOR REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER MATTERS.

        The Fund's Common Stock is not listed on any securities exchange, and all holders of the Fund's Common Stock are subject to agreements significantly restricting the transferability of their shares.

        The approximate number of holders of record of the Fund's Common Stock at September 12, 1997 was 52.

        The Fund has established a policy of declaring dividends on a quarterly basis, with the most recent dividend being paid on July 30, 1997 to holders of record on June 30, 1997, in the amount of $40.00 per share. See "Dividends and Distributions" under Item 1 for a description of the Fund's dividend policies.

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

                                                    For the Year   For the Year
                                                       Ended           Ended
                                                    June 30, 1996  June 30,1997
                                                    -------------- -------------
Statement of Operations Data:
Investment Income:
        Interest on Loans and Leases ...............    $3,481,702    $7,314,618
        Interest on Short - Term investments .......       351,093       268,329
                                                         ---------     ---------
           Total Investment Income .................     3,832,795     7,582,947

Expenses:

        Management Fee to Managers .................     1,159,189     1,438,118
        Interest Expense ...........................       895,269     1,701,039
        Other Expenses .............................       191,417       441,791
                                                         ---------     ---------
             Total Expenses ........................     2,245,875     3,580,948
                                                         ---------     ---------
Net Investment Income ..............................     1,586,920     4,001,999

Net Unrealized Gain From Investment Transactions ...     1,308,016       965,498
Net Realized Gain From Investment Transactions .....        22,134     1,463,670
                                                         ---------     ---------
Net Income .........................................    $2,917,070    $6,431,167
                                                        ==========    ==========

Net Income Per Share: ..............................    $      157    $      212
                                                        ==========    ==========

Average Shares Outstanding .........................        18,607        30,304
                                                        ==========    ==========


Balance Sheet Data:                                      As of           As of
                                                        June 30,        June 30,
                                                         1996            1997
                                                      ----------     -----------

Total Assets .......................                   $35,205,347   $71,848,759
Bank Loans .........................                   $14,738,460   $30,000,000




ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.


Results of Operations --     Years Ended June 30, 1997 and 1996

        Total investment income for the years ended June 30, 1997 and 1996 was $7.6 million and $3.8 million, respectively, of which $7.3 million and $3.5 million, respectively, consisted of interest on venture loans outstanding. Remaining income consisted of interest on the temporary investment of the proceeds of the Shares sold in the Fund's capital calls, pending investment in venture loans and leases or application to the Fund's expenses. The increase in investment income reflects the increase in capital called from investors from approximately $18.7 million as of June 30, 1996 to approximately $37.5 million as of June 30, 1997, and the investment of that capital (together with amounts derived from bank borrowings) in venture loans and leases.

        Expenses for the years ended June 30, 1997 and 1996 were $3.6 million and $2.2 million, respectively, resulting in net income of $6.4 million and $2.9 million respectively. Net income for the year ended June 30, 1997 includes unrealized gain of $1.0 million and a realized gain of $1.5 million. The unrealized gain for the period relates to warrants which were received in connection with loan and lease transactions. Warrants with readily ascertainable market values are assigned a fair value based on the difference, if any, between the exercise price of the warrant and the fair value of the equity securities for which the warrant may be exercised, adjusted for illiquidity. On a per share basis, for the years ended June 30, 1997 and 1996 net income was $212 and $157 respectively.

        There were several factors which contributed to the increase in net income for the year ended June 30, 1997 over the prior year. As of June 30, 1997, total assets invested in venture loans increased as a percentage of committed capital to 154% from 76% as of June 30, 1996, reflecting the investment of capital called and additional borrowed funds, and cash balances as a percentage of total assets were significantly reduced compared with the corresponding year. Management fees, and certain other expenses, declined significantly as a percentage of invested assets for the year as compared with the previous year. From and after the quarter ended September 30, 1996, management fees are computed as a percentage of total assets, rather than as a percentage of committed capital. The most significant factor effecting net income for the year ended June 30, 1997 was the realized gain from investment transactions of $1.5 million and the increase in the net unrealized appreciation of $1.0 million in the quoted market value of the stock underlying the warrants issued by the publicly traded companies and investments in common stock adjusted for illiquidity. Also impacting net income was interest expense on the Fund's borrowings during the year ended June 30, 1997, at $1.7 million.

        The Fund's policy is to place a loan on nonaccrual status when either principal or interest has become past due for 90 days or more. When a loan is placed on nonaccrual status, all interest previously accrued but not collected is reversed. As of June 30, 1997, the Fund had loan balances outstanding of $3.6 million to two borrowers that were carried on a nonaccrual basis. Foregone interest income on nonaccrual loans for the year ended June 30, 1997, was $0.3 million.

        Management fee and interest expense declined as a percentage of investment income for the year ended June 30, 1997 from the year ended June 30, 1996. Other expenses increased due to the allowance for bad debts of $0.1 million. Because many of these expenses are relatively fixed and do not increase significantly as total assets increase, these other expenses, like the management fee, can be expected to continue to decrease as a percentage of investment income as the Fund draws and invests additional capital.


Liquidity and Capital Resources --  June 30, 1997 and June 30, 1996

        Total capital committed to the purchase of Shares pursuant to subscription agreements was approximately $46.6 million at June 30, 1997 and 1996. As of June 30, 1997 and 1996, 80% and 40%, respectively, of this committed capital was called to fund investments in venture loans and leases and to meet the Fund's expenses. Additional capital may be drawn from subscribers upon 15 days' notice.

        The Fund has in place a $45 million bank credit facility to finance the acquisition of asset-based loans and leases. The interest only period of the revolving credit facility expires September 27, 1997 and then becomes a four year loan. The facility can be drawn on from time to time during the interest only portion of the commitment period. During 1997 the Fund entered into an interest rate swap agreement on $30 million. The effect of the swap is to convert the variable LIBOR rate into a fixed rate on the contract notional value. The amortization schedule for each borrowing under the facility is expected to correspond to the amortization of the loans or leases acquired with the proceeds of each borrowing. As of June 30, 1997, $30.0 million was outstanding under this facility, compared with $14.7 million as of June 30, 1996.

        As of June 30, 1997, 5% of the Fund's assets consisted of cash and cash equivalents, compared with 13% as of June 30, 1996. The Fund continued to invest its assets in venture loans and leases during the year. Amounts disbursed under the Fund's loan commitments increased by approximately $53.3 million during the year ended June 30, 1997, and net loan amounts outstanding after amortization increased approximately $35.9 million. Amounts committed but undrawn increased by approximately $45.2 million.


=============  ==============   ================ ==============   ==============
Year Ending        Amount           Principal      Net Amount      Committed but
                  Disbursed        Amortization                       Undrawn
=============  ==============   ================ ==============   ==============
June 30, 1997   $90.1 million   $25.6 million     $64.5 million    $68.7 million
============== ==============   ================ ==============    =============
June 30, 1996   $36.8 million   $8.2 million      $28.6 million    $23.5 million
=============  ==============   ================ ==============   ==============

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

Quarterly Results - June 30, 1996 (Unaudited)


                                                Three Months Ended
                                    September   December    March        June
                                    30, 1995    31, 1995   31, 1996    30, 1996
                                   ---------- ----------- ---------- -----------
Investment Income:
  Interest on Loans
  and Leases......                $  594,539   $ 789,160   $ 935,083  $1,162,920
  Interest on Short -Term ......      83,888      97,467      94,754      74,984
                                   ---------   ---------   ---------   ---------
Investments
  Total Investment Income .          678,427     886,627   1,029,837   1,237,904
                                   ---------   ---------   ---------   ---------
Expenses:
  Management Fee ..............      287,468     293,769     287,382     290,570
  Interest Expense ............      199,813     185,744     222,394     287,318
  Other Expense ...............       54,898      39,396      52,778      44,345
                                   ---------   ---------   ---------   ---------
      Total Expenses ..........      542,179     518,909     562,554     622,233
                                   ---------   ---------   ---------   ---------
Net Investment Income (Loss)        $136,248    $367,718    $467,283    $615,671
Net Unrealized Gain From
Investment Transactions.......        --         485,993     333,940     488,083
Net Realized Gain From
Investment Transactions ....          --           --         22,134        --
                                   ---------   ---------   ---------   ---------

Net Income .................        $136,248     $853,711   $823,357  $1,103,754
                                    ========     ========   ========  ==========

Net Income  Per Share ......         $    11       $   42     $   40      $   54
                                    ========     ========   ========  ==========

Average Shares Outstanding .          12,379       20,417     20,595      20,595
                                    ========     ========   ========  ==========

Quarterly Results - June 30, 1997 (Unaudited)

                                              Three Months Ended
                                  September   December      March         June
                                  30, 1996    31, 1996     31, 1997     30, 1997
                               -----------  -----------  -----------  ----------
Investment Income:
   Interest on Loans
   and Leases ..............    $1,335,293   $1,950,430   $1,831,754  $2,197,141
   Interest on Short-Term .         69,105       68,777       37,039      93,408
                               -----------  -----------  -----------  ----------
Investments
   Total Investment Income ...   1,404,398    2,019,207    1,868,793   2,290,549
                               -----------  -----------  -----------  ---------
Expenses:
   Management Fee .........        285,815      306,164      400,582     445,557
   Interest Expense .......        316,890      326,540      410,738     645,829
   Other Expense ..........        149,011       86,145       87,540     120,134
                               -----------  -----------  -----------  ----------
   Total Expenses ......           751,716      718,849      898,860   1,211,520
                               -----------  -----------  -----------  ----------
Net Investment Income......       $652,682   $1,300,358     $969,933  $1,079,029
Net Unrealized Gain From
Investment Transactions......    1,677,476      186,380     (638,175)  (260,183)
Net Realized Gain
From Investment Transactions..      --            --         958,497     505,171
                               -----------  -----------  -----------  ----------
Net Income ......               $2,330,158   $1,486,738   $1,290,255  $1,324,017
                                ==========   ==========   ==========  ==========

Net Income Per Share ...........   $    94      $    50      $    43     $    36
                                   =======      =======      =======     =======
Average Shares Outstanding .....    24,707       29,823       29,823      36,721
                                   =======      =======      =======     =======

                         VENTURE LENDING & LEASING, INC.

                           ANNUAL REPORT ON FORM 10-K

                   FOR THE YEARS ENDED JUNE 30, 1997 AND 1996


                                     ITEM 8

                              FINANCIAL STATEMENTS

INDEX TO FINANCIAL STATEMENTS

Financial Statements Included in Item 8:

        See Item 14(a)

                      [Letterhead of ARTHUR ANDERSEN LLP]

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS



To the Shareholders of
Venture Lending & Leasing, Inc.:

We have audited the accompanying statements of financial position of Venture Lending & Leasing, Inc. (a Maryland corporation) as of June 30, 1997 and 1996, and the related statements of operations, changes in shareholders' equity and cash flows for the years then ended. These financial statements are the responsibility of the Fund's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Venture Lending & Leasing, Inc. as of June 30, 1997 and 1996, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.



/S/ Arthur Andersen LLP
San Francisco, California,
August 8, 1997

                         VENTURE LENDING & LEASING, INC.

                        STATEMENTS OF FINANCIAL POSITION
                          AS OF JUNE 30, 1997 AND 1996


                                                       1997            1996
                                                  -------------    ------------
                               ASSETS
Loans and leases,  net of unearned income,
  fees and allowance for credit losses
  of $100,000 and $0 at June 30, 1997 and 1996,
  respectively ..................................  $64,365,197      $28,616,626
Cash and cash equivalents .......................    3,946,955        4,683,671
Investments in warrants .........................    2,282,242        1,772,701
Investments in stocks ...........................    1,171,957                0
Deferred organizational expenses ................       60,079           90,080
Deferred bank loan expenses .....................       11,092           19,808
Accounts receivable .............................        3,174           16,545
Other assets ....................................        8,063            5,916
                                                   -----------      -----------

             Total assets .......................  $71,848,759      $35,205,347
                                                   ===========      ===========

                LIABILITIES AND SHAREHOLDERS' EQUITY

Liabilities:
  Bank loans ...............................       $30,000,000      $14,738,460
  Accounts payable .........................           649,655          358,676
  Interest payable .........................           435,052           40,113
  Commitment fees ..........................           260,000          124,735
  Deferred gain on securities ..............            48,500                0
                                                   -----------      -----------

             Total liabilities .............        31,393,207       15,261,984
                                                   -----------      -----------

Shareholders' equity:
  Common stock, $.001 par value:
    Authorized--100,000,000 shares
    Issued and outstanding--39,054.38
    shares and 20,594.74 shares as of
    June 30, 1997 and 1996, respectively .....              40               20
  Capital in excess of par value .............      37,317,282       18,669,745
  Distributions ..............................      (5,828,791)      (1,262,256)
  Accumulated earnings .......................       8,967,021        2,535,854
                                                  ------------     ------------

             Total shareholders' equity ......      40,455,552       19,943,363
                                                  ------------     ------------

             Total liabilities and
             shareholders' equity ............    $ 71,848,759     $ 35,205,347
                                                  ============     ============


        The accompanying notes are an integral part of these statements.

                         VENTURE LENDING & LEASING, INC.

                            STATEMENTS OF OPERATIONS
                   FOR THE YEARS ENDED JUNE 30, 1997 AND 1996

                                                        1997            1996
                                                    -----------     ------------
INVESTMENT INCOME:
  Interest on loans and leases ................     $ 7,314,618     $ 3,481,702
  Interest on short-term investments ..........         268,329         351,093
                                                    -----------     -----------

             Total investment income ..........       7,582,947       3,832,795
                                                    -----------     -----------

EXPENSES:
  Management fees to the Managers..............       1,438,118       1,159,189
  Interest expense ............................       1,701,039         895,269
  Legal fees ..................................         122,903          22,129
  Custody and accounting fees .................          15,736          17,305
  Bank loan facility fee ......................          68,535          40,310
  Amortization of organizational expenses .....          30,001          30,001
  Directors' fees and expenses ................          35,396          30,250
  Audit fees ..................................          17,000          23,252
  Transfer agency fees ........................           7,126           6,623
  Regulatory reporting ........................          27,461          10,428
  Bad debt expense ............................         100,000               0
  Other operating expenses ....................          17,633           9,519
                                                    -----------     -----------

             Total expenses ...................       3,580,948       2,244,275
                                                    -----------     -----------

             Net investment income ............       4,001,999       1,588,520

NET CHANGE IN UNREALIZED GAIN
FROM INVESTMENT TRANSACTIONS ..................         965,498       1,308,016

NET REALIZED GAIN FROM
INVESTMENT TRANSACTIONS .......................       1,463,670          22,134
                                                    -----------     -----------

             Net income before
             provision for income taxes .......       6,431,167       2,918,670

PROVISION FOR INCOME TAXES ....................               0          (1,600)
                                                    -----------     -----------

             Net income .......................     $ 6,431,167     $ 2,917,070
                                                    ===========     ===========

NET INCOME PER SHARE ..........................     $    212.22     $    156.77
                                                    ===========     ===========

WEIGHTED AVERAGE SHARES OUTSTANDING ...........          30,304          18,607
                                                    ===========     ===========


        The accompanying notes are an integral part of these statements.

                         VENTURE LENDING & LEASING, INC.

                  STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
                   FOR THE YEARS ENDED JUNE 30, 1997 AND 1996

                                                           Retained
                  Common Stock    Capital in               Earnings
                 ---------------  Excess of
                 Shares   Amount  Par Value  Distribution  (Deficit)     Total
                ---------------------------------------------------------------
   BALANCE,
JUNE 30, 1995   12,379.43   $12   $11,426,921       $ 0   $(381,216) $11,045,717

  Shares sold    8,215.31     8     7,242,824         0          0     7,242,832
  Distributions      0        0            0 (1,262,256)         0   (1,262,256)
  Net income         0        0            0          0  2,917,070     2,917,070
                 --------------------------------------------------------------

   BALANCE,
JUNE 30, 1996   20,594.74    20   18,669,745 (1,262,256) 2,535,854   19,943,363

  Shares sold   18,459.64    20   18,647,537          0          0   18,647,557
  Distributions      0        0            0 (4,566,535)         0   (4,566,535)
  Net income         0        0            0          0  6,431,167    6,431,167
                 --------------------------------------------------------------

   BALANCE,
JUNE 30, 1997   39,054.38   $40  $37,317,282 $(5,828,791)$8,967,021  $40,455,552
                 ===============================================================


        The accompanying notes are an integral part of these statements.

                         VENTURE LENDING & LEASING, INC.

                            STATEMENTS OF CASH FLOWS
                   FOR THE YEARS ENDED JUNE 30, 1997 AND 1996


                                                       1997             1996
                                                   ------------     ------------

CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income ...................................   $  6,431,167    $  2,917,070
  Adjustments to reconcile net income
   to net cash provided by
   operating activities:
    Amortization of organizational expenses ....         30,001          30,001
    Amortization of bank loan expenses .........          8,716           8,692
    Allowance for credit losses ................        100,000               0
    Gain on sale of securities .................     (1,463,670)        (22,134)
    Increase in unrealized gain
     from investment transactions ..............       (965,498)     (1,308,016)
    Decrease in accounts receivable ............         13,371               0
    Increase in other assets ...................         (2,147)         (8,927)
    Increase in accounts payable ...............        290,979          87,121
    Increase in interest payable ...............        394,939           6,433
    Increase in commitment fees ................        135,265          57,235
    Increase in deferred gain on securities ....         48,500               0
                                                   ------------    ------------
           Net cash provided by operating activities  5,021,623       1,767,475
                                                   ------------    ------------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Acquisition of loans and leases ..............    (53,222,857)    (22,678,655)
  Principal payments on loans and leases .......     13,284,392       6,586,130
  Proceeds from prepayment of loan .............      4,089,895               0
  Acquisition of warrants ......................       (716,000)       (291,400)
  Proceeds from sale of securities .............      1,463,670          22,134
                                                   ------------    ------------
           Net cash used in investing activities    (35,100,900)    (16,361,791)
                                                   ------------    ------------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Sales of common stock, net ...................     18,647,557       7,242,832
  Distributions to shareholders ................     (4,566,535)     (1,262,256)
  Loan from bank ...............................     17,791,402      13,890,000
  Repayment of bank loan and expenses ..........     (2,529,863)     (8,728,939)
                                                   ------------    ------------
           Net cash provided by financing activities 29,342,561      11,141,637
                                                   ------------    ------------
             Net decrease in cash and cash equivalent (736,716)     (3,452,679)
CASH AND CASH EQUIVALENTS:
  Beginning of year ............................      4,683,671       8,136,350
                                                   ------------    ------------
  End of year ..................................   $  3,946,955    $  4,683,671
                                                   ============    ============

CASH PAID DURING THE YEAR FOR:
  Taxes ........................................   $          0    $        800
  Interest .....................................      1,305,058         873,433


        The accompanying notes are an integral part of these statements.

                         VENTURE LENDING & LEASING, INC.

                          NOTES TO FINANCIAL STATEMENTS
                                  JUNE 30, 1997



1.  ORGANIZATION AND OPERATIONS OF THE COMPANY:

Venture Lending & Leasing, Inc. (the Fund) was incorporated in Maryland on September 29, 1993, as a nondiversified, closed-end management investment company electing status as a business development company under the Investment Company Act of 1940. The purpose of the Fund is to provide asset-based financing to venture-capital-backed companies in the form of secured loans, installment sales contracts or equipment leases. Prior to commencing its operations on July 5, 1994, the Fund had no operations other than the sale to Mitchell Hutchins Institutional Investors, Inc. (Mitchell Hutchins), which is an indirect wholly owned subsidiary of PaineWebber Group Inc., of 1 share of common stock, $.001 par value, for $1,000. As of June 30, 1997, the Fund meets the requirements, including diversification requirements, to qualify as a regulated investment company (RIC) under the Internal Revenue Code of 1986.

Costs incurred in connection with the organization of the Fund were paid initially by Mitchell Hutchins and Westech Investment Advisors, Inc. (Westech Advisors) (collectively, the Managers); however, the Fund reimbursed the Managers $150,000 of such costs. This amount has been deferred and is being amortized using the straight-line method over a period of 60 months from the date the Fund commenced operations. During fiscal 1996, the management contract of the Fund was assigned from Mitchell Hutchins to Siguler Guff Advisers, L.L.C.

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

Allowance for Credit Losses

The allowance for credit losses is based upon management's estimates of potential loan and lease losses and is maintained at a level considered adequate for losses that can be reasonably estimated. The allowance is increased by provisions charged to expense and reduced by net charge-offs. In evaluation of the adequacy of the allowance balance, the Fund considers its past loan and lease loss experience, the inherent risks in the portfolio, adverse situations that may affect the borrower's ability to repay, the estimated value of any underlying collateral, and other relevant factors. The allowance for credit losses is based on estimates, and ultimate losses may vary from current estimates.

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

The Fund's policy is to place a loan on nonaccrual status when either principal or interest has become past due for 90 days or more. When a loan is placed on nonaccrual status, all interest previously accrued but not collected is reversed. As of June 30, 1997, the Fund had loan balances outstanding of $3,602,098 to two borrowers that were carried on a nonaccrual basis. Foregone interest income on nonaccrual loans for the year ended June 30, 1997, was $298,141.

4.  WARRANTS AND STOCK:

At June 30, 1997, the Fund held 4,854,933 warrants to purchase shares of common and preferred stock in 65 companies, of which 9 companies are publicly traded. The quoted market value of the stock underlying the warrants issued by the publicly traded companies, adjusted for illiquidity, was $1,395,557. The following is a summary of the activity for investments in warrants and investments in stocks for the year ended June 30, 1997:

Investments in warrants:

  Balance, June 30, 1996                    $1,772,701

    Acquisition of warrants                    716,000
    Conversion of warrants to stock           (956,965)
    Net change in unrealized gain              750,506
                                           ------------

  Balance, June 30, 1997                    $2,282,242
                                           ============


Investments in stocks:

  Balance, June 30, 1996                    $        0

    Conversion of warrants to stock            956,965
    Net change in unrealized gain              214,992
                                           ------------

  Balance, June 30, 1997                    $1,171,957
                                           ============

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

The remainder of the warrants issued by private companies did not have a readily ascertainable market value and were assigned a minimal value at the time of acquisition. These warrants had a value of $886,685 at June 30, 1997.

At June 30, 1997, the Fund held 409,998 shares of common stock of companies, which were received when the Fund exercised its warrants in the companies, which had a cost basis of $103,429. The quoted market value of the stock, adjusted for illiquidity, was $1,171,957.

During the year, the Fund realized a gain of $1,463,670 on the sale of 35,000 shares of common stock, which had a cost basis of $20,646 and an unrealized gain of $974,017.

5.  LONG-TERM DEBT FACILITY:

The Fund has in place a $45 million bank revolving credit facility to finance the acquisition of asset-based loans and leases. The interest-only period of the revolving credit facility expires September 27, 1997, and then the principal balance becomes a four-year term loan. The facility can be drawn on from time to time during the interest-only portion of the commitment period. However, the commitment period can be terminated earlier by the Fund through the prepayment of outstanding principal balances, provided that the lenders are given notice. The credit facility can be reduced by a minimum of $5,000,000 and in $1,000,000 increments in excess thereof. Any termination or commitment reduction is permanent and irrevocable. Principal payments for each borrowing are not due until the end of the commitment period. Afterwards, principal payments are to be made according to an amortization schedule set forth by each lender. The amortization schedule for each borrowing under the facility is expected to correspond to the amortization of the loans and leases acquired with the proceeds of each borrowing. Interest rates are determined by the type of note given to the Fund. The Fund can choose between prime rate loans, internal rate loans and LIBOR loans. An applicable margin is added to the base rate that is determined by each type of loan. Currently, all of the Fund's loans are LIBOR loans. The Fund pays a commitment fee of 0.25 percent annually with respect to this facility and is required to maintain compensating balances with the bank of $250,000 or, in lieu thereof, pay a fee at the rate of prime plus 1 percent on any deficiencies therein. The Fund also pays an agency fee of $6,250 every quarter.

Borrowings under the facility are collateralized by the equipment financed by the Fund under loans and leases with assignment to the financial institution, plus other assets of the Fund.

Debt outstanding under the facility at June 30, 1997, was as follows:

90-day LIBOR at 7.81 percent interest, due July 7, 1997             $16,708,597
90-day LIBOR at 7.85 percent interest, due July 28, 1997              7,291,403
60-day LIBOR at 7.75 percent interest, due August 15, 1997            6,000,000
                                                                   =============

                                                                    $30,000,000
                                                                   =============

Expenses of $35,052 were incurred in connection with procuring the loan and credit facility. These expenses have been capitalized and are being amortized over a period of four years, the term of the bank loan described above.

During the year, the Fund entered into three interest rate swap agreements with two financial institutions to hedge its interest rate. The terms of the agreements are as follows:

       Notional amount of $10,000,000 whereby the Fund pays a fixed interest rate of 6.05 percent, while the financial institution pays the 90-day LIBOR rate. Payments are made quarterly and terminate on December 31, 1999.

       Notional amount of $5,000,000 whereby the Fund pays a fixed interest rate of 6.44 percent, while the financial institution pays the 90-day LIBOR rate. Payments are made quarterly and terminate on December 29, 2000.

       Notional amount of $10,000,000 whereby the Fund pays a fixed interest rate of 7.025 percent, while the financial institution pays the floating 90-day LIBOR rate. Payments are made quarterly and terminate on December 31, 2001.

6.  CAPITAL STOCK:

There are 100,000,000 shares of $.001 par value common stock authorized. As of June 30, 1997, 39,054.38 shares are issued and outstanding.

The Fund has subscription agreements in effect with its shareholders under which shareholders will purchase shares of the Fund, up to their full committed capital amount, upon capital calls delivered at least 15 days before payment is due. As of June 30, 1997, $9,323,778 in unfunded and uncalled capital commitments remained outstanding.

7.  MANAGEMENT:

Westech Advisors serves as the Fund's investment manager, and Siguler Guff Advisers, L.L.C. serves as its fund manager. As compensation for their services to the Fund, the Managers receive a management fee computed and paid at the end of each quarter, at an annual rate of 2.5 percent of the Fund's committed equity capital for the first two years following the first closing of the Fund's initial private offering and at an annual rate of 2.5 percent of the Fund's total assets (including amounts derived from borrowed funds) as of the last day of each fiscal quarter thereafter. Fees of $1,438,118 and $1,159,189 were recognized for the years ended June 30, 1997 and 1996, respectively.

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

PART III

ITEM 10.       DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

        The information required by this item is contained in part under the caption "Executive Officers of the Fund" in Part I hereof, and the remainder is contained in the Fund's Proxy Statement for the Annual Meeting of Shareholders to be held October xx, 1997 ("1997 Proxy Statement") under the caption "Proposal 1 -- To Elect Eight Directors of the Fund" and is incorporated herein by reference.

ITEM 11.       EXECUTIVE COMPENSATION

        The information required by this item is contained in the Fund's 1997 Proxy Statement under the caption "Proposal 1 -- To Elect Eight Directors of the Fund" and is incorporated herein by reference.

ITEM 12.       SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

        The information required by this item is contained in the Fund's 1997 Proxy Statement under the caption "Annex A -- Beneficial Ownership of Fund Shares" and is incorporated herein by reference.

ITEM 13.       CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

        The information required by this item is contained in the Fund's 1997 Proxy Statement under the captions: "Other Information -- Management" and is incorporated herein by reference.

PART IV.

ITEM 14.       EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)            Index to Financials Statements and Financial Statement Schedules

                                                                         Page
Report of Independent Public Accountants                                  15

Statement of Financial Position as of June 30, 1997 and 1996              16

Statement of Operations for the Years Ended June 30, 1997 and 1996        17

Statement of Changes in Shareholders' Equity for the Years Ended
June 30, 1997 and 1996                                                    18

Statement of Cash Flows for the Years Ended June 30, 1997 and 1996        19

Notes to Financial Statements                                             20

Financial Statement Schedules for the Years Ended June 30, 1997 and 1996 included in Item 14(d):

No schedules are required because the required information is not present or not present in amounts sufficient to require submission of the schedule, or because the required information is included in the financial statements and the notes thereto.

Listing of Exhibits

3.1 Articles of Incorporation -- incorporated by reference to the Fund's Registration Statement on Form 10 filed with the Securities and Exchange Commission ("Commission") on October 13, 1994.

3.2 By-Laws, as amended to date - incorporated by reference to the Fund's 1996 Form 10K

10.1 Management Agreement, dated as of December 22, 1995, between the Fund on the one hand, and Westech Advisors and Siguler Guff Advisers, on the other hand -- incorporated by reference to the Fund's 1996 Form 10K.

Reports on Form 8-K

        The Fund filed no reports on Form 8-K with the Commission during the fiscal quarter ended June 30, 1997.

                                   Sigunatures

     Pursuant to the requirements of Section 13 or 15(d) of the Security Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

VENTURE LENDING & LEASING, INC.
(Registrant)

By: /S/ Ronald W. Swenson                   By: /S/ Salvador O. Gutierrez
--------------------------                  -----------------------------------
Ronald W. Swenson                           Salvador O. Gutierrez
Chairman and Chief Executive Officer        President, Chief Financial Officer
                                            and Chief Accounting Officer

Date:  September _, 1997                    Date:  September _, 1997

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

          NAME                          TITLE                        DATE

By: /S/ John J. Cogan                 Director                September 22,1997
-------------------------------
John J. Cogan

By: /S/ J. Michael Egan               Director                September 22,1997
-------------------------------
J. Michael Egan

By: /S/  Salvador O. Gutierrez    President and Director      September 22,1997
-------------------------------
Salvador O. Gutierrez

By: /S/ Scott Malpass                 Director                September 22,1997
-------------------------------
Scott Malpass

By: /S/ Roger V. Smith                Director                September 22,1997
-------------------------------
Roger V. Smith

By: /S/ Arthur Spinner                Director                September 22,1997
-------------------------------
Arthur Spinner

By: /S/ Ronald W. Swenson             Director                September 22,1997
-------------------------------
Ronald W. Swenson

By: /S/ George Von Gehr               Director                September 22,1997
-------------------------------
George Von Gehr