Form 10-Q
period 1997-09-30
VENTURE LENDING & LEASING INC
filed 1997-11-14
CIK 913570

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

          [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ending September 30, 1997

          [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________ to ______________


Commission file number 0-22618

                         Venture Lending & Leasing, Inc.
                         -------------------------------
             (Exact Name of Registrant as specified in its charter)

                    Maryland                                13-3775187
                   -----------                              ----------
(State or other jurisdiction of incorporation or        (I.R.S. Employer
         or organization)                              Identification No.)

                  2010 North First Street, Suite 310, San Jose,CA 95131
                  -----------------------------------------------------
                    (Address of principal executive offices)
                                   (Zip Code)

                                 (408) 436-8577
                                 --------------
              (Registrant's telephone number, including area code)

     Indicate by check mark whether the registrant has (i) filed all reports required to be filed by Section 13 or 15(d) of the Securities and Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (ii) has been subject to such
filing requirements for the past 90 days. Yes[x]     No

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

               Class                         Outstanding as of November 15, 1997
-------------------------------------        -----------------------------------
Common Stock, $.001 par value                            48,318.58

                 Page 1 of 15; Exhibit Index appears on Page 14

                         VENTURE LENDING & LEASING, INC.

                                      INDEX

                                                                Page Number

PART I -- FINANCIAL INFORMATION

Item 1.  Financial Statements

               Statement of Financial Position (Unaudited)              3
               September 30, 1997 and June 30, 1997

               Statement of Operations (Unaudited)                      4
               Three Months Ended September 30, 1997 and
               September 30, 1996

               Statement of Changes in Shareholders Equity (Unaudited) 5 Three Months Ended September 30, 1997 and
               Year Ended June 30, 1997

               Statement of Cash Flows (Unaudited)                      6
               Three Months Ended September 30, 1997 and
               Year Ended June 30, 1997

               Notes to Financial Statements                          7 - 10

Item 2.  Management's Discussion and Analysis of Financial           11 - 13
               Condition and Results of Operations

PART II -- OTHER INFORMATION

Item 4.  Submission of Matters to a Vote of Security Holders            14

Item 6.  Exhibits                                                       14

SIGNATURES                                                              15

VENTURE LENDING & LEASING, INC.

Statement of Financial Position (Unaudited)
--------------------------------------------------------------------------------
                                                     September 30,     June 30,
                                                         1997           1997
                                                     -------------   ----------
Assets

      Loans and leases, net of unearned income, fees. $77,722,347   $64,365,197
          and allowance for credit losses of $100,000
      Cash and cash equivalents .....................   7,547,870     3,946,955
      Investments:
          Warrants ...................................  3,167,842     2,282,242
          Common and preferred stock .................    940,122     1,171,957
      Receivable for securities sold .................    601,611          --
      Deferred assets ................................     65,120        79,234
      Accounts receivable ............................     39,345         3,174
                                                       -----------  -----------
               Total assets .......................... 90,084,257    71,848,759
                                                       -----------  -----------


Liabilities & Shareholders' Equity

Liabilities
      Bank loans ......................................37,500,000    30,000,000
      Accounts payable ................................   684,477       649,655
      Interest payable ................................   353,814       435,052
      Commitment fees .................................   188,500       260,000
      Deferred gain on securities .....................    35,000        48,500
                                                       ----------   -----------

               Total liabilities ......................38,761,791    31,393,207
                                                       ----------   -----------

Shareholders' Equity

      Common stock, $.001 par value; 100,000,000
         shares authorized; issued and outstanding,
         48,318.58   and 39,054.38 shares                    48              40
Capital in excess of par value ..................    46,803,057      37,479,287
Distributions ...................................    (7,390,967)    (5,828,791)
Return of capital ...............................      (162,005)      (162,005)
Accumulated earnings ............................    12,072,333       8,967,021
                                                   ------------    ------------
         Total shareholders' equity .............    51,322,466      40,455,552
                                                   ------------    ------------
         Total liabilities & shareholders' equity  $ 90,084,257    $ 71,848,759
                                                   ============    ============



The accompanying notes are an integral part of these statements.

VENTURE LENDING & LEASING, INC

Statement of Operations (Unaudited)

--------------------------------------------------------------------------------

                                                     For the Three Months
                                                      Ended September 30
                                                    ----------------------

                                                       1997        1996
                                                      ------      ------
Investment Income:
       Interest on loans and leases ............   $2,746,914   $1,335,293
       Interest on temporary investments .......       74,993       69,105
                                                    ----------  ----------
             Total Investment Income ...........    2,821,907    1,404,398
                                                    ----------  ----------


Expenses:
       Management fee ..........................      562,442      285,815
       Interest expense ........................      768,158      316,890
       Other expenses ..........................       87,353      149,011
                                                    ----------  ----------
             Total Expenses ....................    1,417,953      751,716
                                                    ----------  ----------

Net Investment Gain ............................    1,403,954      652,682
Net Unrealized Gain From Investment Transactions      463,438    1,677,476
Net Realized Gain From Investment Transactions .    1,237,920         --
                                                    ----------  ----------
    Net Income .................................   $3,105,312   $2,330,158
                                                    ==========  ==========

Net  Income Per Share ..........................       $69.79       $94.31
                                                    ==========  ==========

Average Shares Outstanding .....................       44,492       24,707
                                                    ==========  ==========


The accompanying notes are an integral part of these statements.

VENTURE LENDING & LEASING, INC.

Statement of Changes in Shareholders' Equity (Unaudited)

--------------------------------------------------------------------------------



                      For the Year Ended June 30, 1997 and

                    the Three Months Ended September 30, 1997




                               Common Stock   Capital in
                             ---------------  Excess of                Retained
                              Shares  Amount  Par Value Distributions  Earnings
                              ------  ------ ---------- -------------  ---------

Balance, July 1, 1996 .....  20,594.74  $20 $18,669,745 ($1,262,256) $ 2,535,854
     Shares sold ..........  18,459.64   20  18,647,537        --           --
     Distributions ........      --      --        --    (4,566,535)        --
     Net Income ...........      --      --        --          --      6,431,167
                            ----------  --- ----------- -----------  -----------

Balance, June 30, 1997 ....  39,054.38   40  37,317,282  (5,828,791)   8,967,021


     Shares sold ..........   9,264.21    8   9,323,770        --           --
     Distributions ........      --      --        --    (1,562,176)        --
     Net Income ...........      --      --        --          --      3,105,312
                            ----------  --- ----------- -----------  -----------

Balance, September 30, 1997  48,318.59  $48 $46,641,052 ($7,390,967) $12,072,333
                            ==========  === =========== ===========  ===========





The accompanying notes are an integral part of these statements.

VENTURE LENDING & LEASING, INC.

Statement of Cash Flows (Unaudited)

--------------------------------------------------------------------------------
                                                  For the Three    For the Year
                                                   Months Ended       Ended
                                               September 30, 1997  June 30, 1997
                                               ------------------  -------------


Cash flows from operating activities:

  Net Income ..........................................$ 3,105,312  $ 6,431,167
  Adjustments to reconcile net investment income
       to net cash provided by operating activities:
  Allowance for credit losses ..........................      --        100,000
  Gain on sale of securities ...........................(1,237,920)  (1,463,670)
  Increase in receivable for securities ................  (601,611)        --
  Decrease in deferred assets ..........................    14,114       36,570
  Increase in accounts payable .........................    34,822      290,979
  Increase (decrease) in interest payable ..............   (81,238)     394,939
  Increase (decrease) in refundable commitment fees ....   (71,500)     135,265
  Increase in unrealized gain from investment transactio  (463,438)    (965,498)
  Decrease (increase) in accounts receivable ...........   (36,171)      13,371
  Increase (decrease) in deferred gain on securities ...   (13,500)      48,500

                                                        -----------  -----------
  Net cash provided by operating activities ...........    648,870    5,021,623
                                                        -----------  -----------

Cash flows from investing activities:

  Acquisition of loans and leases .........            (18,559,672) (53,222,857)
  Principal payments on loans and leases ..              5,202,520   13,284,392
  Proceeds from prepayment of loan .......                    --      4,089,895
  Acquisition of warrants and common stock                (175,862)    (716,000)
  Proceeds from sale of securities .......               1,223,457    1,463,670

                                                        -----------  -----------
  Cash used in investing activities ......             (12,309,557) (35,100,900)
                                                        -----------  -----------

Cash flows from financing activities:

  Sales of common stock, net .....................    9,323,778      18,647,557
  Return of capital ..............................         --              --
  Distributions to shareholders ..................   (1,562,176)     (4,566,535)
  Loan from bank .................................    7,500,000      17,791,402
  Principal payments on bank loan ................         --        (2,529,863)

                                                    ------------    ------------
  Net cash provided by financing activities ......   15,261,602      29,342,561
                                                    ------------    ------------

  Net decrease in cash and cash equivalents ......    3,600,915        (736,716)
                                                     -----------    ------------

  Cash and Cash Equivalents -- Beginning of period    3,946,955       4,683,671
                                                     -----------    ------------

  Cash and Cash Equivalents -- End of period .....   $ 7,547,870    $ 3,946,955
                                                     ===========    ============



The accompanying notes are an integral part of these statements.

VENTURE LENDING & LEASING, INC.

Notes to Financial Statements - September 30, 1997 (Unaudited)
--------------------------------------------------------------------------------

1. Organization and Operations of the Company:

Venture Lending & Leasing, Inc. (the "Fund") was incorporated in Maryland on September 29, 1993 as a non-diversified, closed-end management investment company electing status as a business development company under the Investment Company Act of 1940. Prior to commencing its operations on July 5, 1994 the Fund had no operations other than the sale to Mitchell Hutchins Institutional
Investors, Inc. ("Mitchell Hutchins"), which is an indirect wholly owned subsidiary of PaineWebber Group Inc., of one share of Common Stock, $.001 par value ("common stock"), for $1,000. As of September 30, 1997 the Fund meets the requirements, to qualify as a regulated investment company ("RIC") under the Internal Revenue Code of 1986.

Costs incurred in connection with the organization of the Fund were paid initially by Mitchell Hutchins and Westech Investment Advisors, Inc. ("Westech Advisors") (collectively, the Managers); however, the Fund reimbursed the Managers $150,000 of such costs. This amount has been deferred and is being amortized on the straight-line method over a period of 60 months from the date the Fund commenced operations. During the 1996 fiscal year, the management contract of the Fund was assigned from Mitchell Hutchins to Siguler Guff Advisers, L.L.C.

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

VENTURE LENDING & LEASING, INC.

Notes to Financial Statements - September 30, 1997 (Unaudited)
--------------------------------------------------------------------------------

2. Summary of Significant Accounting Policies (continued):

Allowance for Credit Losses --- The allowance for credit losses is based upon management's estimates of potential loan and lease losses and is maintained at a level considered adequate for losses that can be reasonably estimated. The allowance is increased by provisions charged to expense and reduced by net charge-offs. In evaluation of the adequacy of the allowance balance, the Fund considers its past loan and lease loss experience, the inherent risks in the portfolio, adverse situations that may affect the borrowers ability to repay, the estimated value of any underlying collateral, and other relevant factors. The allowance for credit losses is based on estimates, and ultimate losses may vary from current estimates.

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

3. Summary of Loans and Leases:

Loans and leases generally are made to borrowers pursuant to commitments whereby the Fund commits to finance assets up to a specified amount for the term of the commitments, upon the terms and subject to the conditions specified by such commitment. As of September 30, 1997, the Fund had commitments to borrowers of $165.0 million of which $108.6 million has been disbursed, and $77.8 million remains outstanding.

The Fund provides asset-based financing primarily to start-up and emerging growth venture-capital-backed companies. As a result, the Fund is subject to general credit risk associated with such companies.

4. Warrants:

At September 30, 1997, the Fund held warrants to purchase 6.6 million shares of common and preferred stock in 74 companies, of which 8 companies are publicly traded. The quoted market value of the stock underlying the 0.4 million warrants issued by the publicly traded companies is $4.5 million. The exercise cost of these warrants is $2.2 million, with a potential gain of $2.8 million. Because of the illiquid nature of these warrants, the Fund is carrying the public companies at a discounted value of $2.2 million.

The 5.8 million warrants issued by private companies did not have a readily ascertainable market value and were assigned a minimal value at the time of acquisition. These warrants had a value of $1.0 million at September 30, 1997.

VENTURE LENDING & LEASING, INC.

Notes to Financial Statements - September 30, 1997 (Unaudited)
--------------------------------------------------------------------------------
5. Common Stock:

As of September 30, 1997 the Fund held 0.4 million shares of common stock of two publicly traded companies which were received when the Fund exercised its warrants in the companies which cost $75 thousand. The market value is $1.1 million and is carried at $0.9 million adjusted for illiquidity.

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

6. Long - Term Debt Facility:

The Fund has in place a $45 million bank credit facility to finance the acquisition of asset-based loans and leases. The principal balance is a four year term loan. The amortization schedule for each borrowing under the facility is expected to correspond to the amortization of the loans and leases acquired with the proceeds of each borrowing. The Fund pays a commitment fee of 0.25% annually on the total average amount of unused commitment with respect to this facility.

Borrowings under the facility are collateralized by the equipment financed by the Fund under loans and leases with assignment to the financial institution, plus other assets of the Fund.

As of September 30, 1997 the Fund had $37.5 million outstanding under this credit facility. The loans accrue interest at the LIBOR rate plus 2.00% per annum. The Fund has entered into an interest rate swap agreement on $25 million. The effect of the swap is to convert the variable LIBOR rate into a fixed rate on the contract notional value. The amortization schedule for each borrowing under the facility is expected to correspond to the amortization of the loans and leases acquired with the proceeds of each borrowing.

7. Capital Stock:

There are 100,000,000 shares of $.001 par value common stock authorized. As of September 30, 1997, 48,318.58 shares are issued and outstanding.

The Fund has subscription agreements in effect with its shareholders under which shareholders will purchase shares of the Fund, up to their full committed capital amount, upon capital calls delivered at least fifteen days before payment is due. As of September 30, 1997, there are no unfunded or uncalled capital commitments remaining outstanding.

VENTURE LENDING & LEASING, INC.

Notes to Financial Statements - September 30, 1997 (Unaudited)
--------------------------------------------------------------------------------
8. Management:

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

         The Fund's shares of Common Stock, $.001 par value ("Shares") are sold to subscribers pursuant to one or more capital calls to be made from time to time until July 5, 1998. The Fund will seek to require payment by investors pursuant to each capital call of only that portion of the total dollar amount subscribed for that the Fund expects will be needed to fund commitments entered into within a reasonable time after such capital call. The Fund has made six capital calls since inception for a total of 100% of committed capital. Total committed capital as of September 30, 1997 was $46.6 million; a total of $46.6 million has been called.

Results of Operations -- Three Months Ended September 30, 1997 and September
                         30, 1996

         Total investment income for the three months ending September 30, 1997 and 1996 was $2.8 million and $1.4 million, respectively, of which $2.7 million and $1.3 million, respectively, consisted of interest on venture loans outstanding during the period. Remaining income consisted of interest on the temporary investment of cash, pending investment in venture loans and leases or application to the Fund's expenses. The increase in investment income reflects the increase in capital called from investors from approximately $27.9 million as of September 30, 1996 to approximately $46.6 million as of September 30, 1997, and the investment of that capital (together with amounts derived from bank borrowings) in venture loans and leases.

         Expenses for the three months ending September 30, 1997 and 1996 were $1.4 million and $0.8 million, respectively. Net income for the three months ended September 30, 1997 and 1996 was $3.1 million and $2.3 million and includes unrealized gains of $0.5 million and $1.7 million. On a per share basis, for the three months ending September 30, 1997 and 1996 net income was $70 and $94.

         There were several factors which contributed to the increase in net income for the three months ending September 30, 1997 over the corresponding prior year period. Net investment gain increased from $0.7 million as of September 30, 1996 to $1.4 million as of September 30, 1997, reflecting the increase in loans outstanding. Net investment gain increased significantly as a percentage of shareholders equity, from 2.1% on September 30, 1996 to 2.7% as of September 30, 1997, reflecting the increase of leverage as a percentage of shareholders equity from 45% as of September 30, 1996 to 73% as of September 30, 1997. The most significant factor effecting net income for the three months ending September 30, 1997 was the realized gain of $1.2 million on the sale of securities during the period, and the net unrealized appreciation of $0.5 million in the quoted market value of the stock underlying the warrants issued by the publicly traded companies and investments in common stock adjusted for illiquidity. Also impacting net income was interest expense on the Fund's borrowings during the three months ended September 30, 1997, at $0.8 million.

         The Fund's policy is to place a loan on non-accrual status when either principal or interest has become past due for 90 days or more. When a loan is placed on non-accrual status, all interest previously accrued but not collected is reversed. As of September 30, 1997, the Fund had loan balances outstanding of $3.4 million to two borrowers that were carried on a non-accrual basis. The amount that the Fund will ultimately recover on these loans cannot be determined with certainty.


Liquidity and Capital Resources --  September 30, 1997 and 1996

         Total capital committed to the purchase of Shares pursuant to subscription agreements was approximately $46.6 million at September 30, 1997 and 1996. As of September 30, 1997 and 1996, 100% and 60%, respectively, of this committed capital was called to fund investments in venture loans and leases and to meet the Fund's expenses.

The Fund has in place a $45 million bank credit facility to finance the acquisition of asset-based loans and leases. The principal balance is a four year term loan. The amortization schedule for each borrowing under the facility is expected to correspond to the amortization of the loans and leases acquired with the proceeds of each borrowing. The Fund pays a commitment fee of 0.25% annually on the total average amount of unused commitment with respect to this facility.

Borrowings under the facility are collateralized by the equipment financed by the Fund under loans and leases with assignment to the financial institution, plus other assets of the Fund.

As of September 30, 1997 the Fund had $37.5 million outstanding under this credit facility. The loans accrue interest at the LIBOR rate plus 2.00% per annum. The Fund has entered into an interest rate swap agreement on $25 million. The effect of the swap is to convert the variable LIBOR rate into a fixed rate on the contract notional value. The amortization schedule for each borrowing under the facility is expected to correspond to the amortization of the loans and leases acquired with the proceeds of each borrowing.

         The Fund continued to invest its assets in venture loans and leases during the quarter. Amounts disbursed under the Fund's loan commitments increased by approximately $18.6 million during the three months ended September 30, 1997, and net loan amounts outstanding after amortization increased approximately $13.4 million. Amounts committed but undrawn decreased by approximately $12.3 million.

===================   ===========   =============   ==========     ============
                         Amount      Principal      Net Amount      Committed
                       Disbursed    Amortization                   but Undrawn
===================   ===========   =============   ==========     ============
September 30, 1997    $108.6 MM     $30.8 MM        $77.8 MM         $56.4 MM
===================   ===========   =============   ==========     ============
June 30, 1997          $90.1 MM     $25.6 MM        $64.5 MM         $68.7 MM
===================   ===========   =============   ==========     ============


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

                                                 VENTURE LENDING & LEASING, INC.
                                                 -------------------------------
                                                 Registrant


Date: November 14, 1997                          ------------------------------
                                                 Ronald W. Swenson
                                                 Chairman
                                                [Chief Executive Officer]


Date: November 14, 1997                          ------------------------------
                                                 Salvador O. Gutierrez
                                                 President & Treasurer
                                                [Chief Financial Officer]