Form 10-Q
period 1997-12-31
VENTURE LENDING & LEASING INC
filed 1998-02-17
CIK 913570

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


          [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ending December 31, 1997


          [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________ to ______________


Commission file number 0-22618

                        Venture Lending & Leasing, Inc.
             (Exact Name of Registrant as specified in its charter)

                    Maryland                                    13-3775187
------------------------------------------------         ----------------------
(State or other jurisdiction of incorporation or           (I.R.S. Employer
         or organization)                                   Identification No.)

             2010   North First Street,  Suite 310, San Jose, CA 95131
             ---------------------------------------------------------
                  (Address of principal executive offices)
                                   (Zip Code)

                                 (408) 436-8577
              (Registrant's telephone number, including area code)

         Indicate by check mark whether the registrant has (i) filed all reports required to be filed by Section 13 or 15(d) of the Securities and Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (ii) has been subject to such filing requirements for the past 90 days. Yes [x] No

         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

              Class                        Outstanding as of February 13, 1998
----------------------------------         -----------------------------------
Common Stock, $.001 par value                        48,318.58

                 Page 1 of 15; Exhibit Index appears on Page 14

                         VENTURE LENDING & LEASING, INC.

                                      INDEX

                                                                    Page Number

PART I -- FINANCIAL INFORMATION

Item 1.  Financial Statements

            Statement of Financial Position  (Unaudited)
            December 31, 1997 and June 30, 1997                                3


            Statement of Operations  (Unaudited)                               4
            Six Months Ended December 31,
            1997 and December 31, 1996

            Statement of Operations  (Unaudited)                               5
            Three Months Ended  December  31, 1997
            and December 31, 1996

            Statement of Changes in Shareholders Equity (Unaudited)            6
            Six Months Ended December 31, 1997
            and Year Ended June 30, 1997

            Statement of Cash Flows (Unaudited)                                7
            Six Months Ended December 31, 1997
            and December 31, 1996

            Notes to Financial Statements                                 8 - 11

Item 2.  Management's Discussion and Analysis of Financial               12 - 14
                  Condition and Results of Operations

PART II -- OTHER INFORMATION

Item 4.  Submission of Matters to a Vote of Security Holders                  14

Item 6.  Exhibits                                                             14

SIGNATURES                                                                    15

VENTURE LENDING & LEASING, INC.

Statement of Financial Position (Unaudited)

-------------------------------------------------------------------------------



 Assets                                                 December 31,    June 30,
                                                          1997           1997


  Loans and leases, net of unearned income, fees ...   $84,585,641   $64,365,197
    and allowance for credit losses of $100,000
  Cash and cash equivalents ........................     9,014,801     3,946,955
  Investments:
    Warrants .......................................     1,919,836     2,282,242
    Common and preferred stock .....................     1,083,618     1,171,957
  Deferred assets ..................................       241,970        79,234
  Accounts receivable ................................      62,557         3,174
                                                       -----------   -----------
         Total assets ..............................    96,908,423    71,848,759
                                                       -----------   -----------


Liabilities & Shareholders' Equity

Liabilities
  Bank loans .............................         45,000,000         30,000,000
  Accounts payable .......................          1,335,096            649,655
  Interest payable .......................             60,830            435,052
  Commitment fees ........................            143,300            260,000
  Deferred gain on securities ............             40,000             48,500
                                                   ----------         ----------
         Total liabilities ...............         46,579,226         31,393,207
                                                   ----------         ----------

Shareholders' Equity

  Common stock, $.001 par value; 100,000,000
  shares authorized; issued and outstanding,
  48,318.58  and 39,054.38 shares                        48                   40
  Capital in excess of par value                 46,803,057           37,479,287
  Distributions                                (10,031,578)          (5,828,791)
  Return of capital                               (162,005)            (162,005)
  Accumulated earnings                           13,719,675            8,967,021
                                               ------------    -----------------
          Total shareholders' equity             50,329,197           40,455,552
                                               ------------    -----------------
 Total liabilities & shareholders' equity       $96,908,423          $71,848,759
                                                ===========    =================

VENTURE LENDING & LEASING, INC.

Statement of Operations  (Unaudited)

--------------------------------------------------------------------------------



                                          For the Six Months Ended


                                         December 31,  December 31,
                                             1997         1996

Investment Income:
  Interest on loans and leases .....      $5,974,287   $3,285,723
  Interest on short-term investments         204,698      137,882
                                          ----------   ----------
        Total Investment Income ....       6,178,985    3,423,605
                                          ----------   ----------


Expenses:
  Interest expense ......................   1,600,173     643,430
  Management fee ........................   1,167,588     591,979
  Legal fees ............................      61,358      31,961
  Bank loan facility fee ................      38,997      28,486
  Directors' fees and expenses ..........      17,000      16,000
  Amortization of organizational expenses      15,033      15,082
  Regulatory reporting ..................       5,716      13,354
  Custody and accounting fees ...........      11,318       9,075
  Audit fees ............................      11,216       5,967
  Transfer agency fees ..................       3,003       4,127
  Other operating expenses ..............      12,438      11,104
                                            ---------   ---------
        Total Expenses ..................   2,943,840   1,370,565
                                            ---------   ---------

Net Investment Income .............         3,235,145   2,053,040
Net Change in Unrealized Gain
From Investment Transactions ......          (867,968)  1,763,856
Net Gain on Sale of Securities ....         2,385,478        --
                                          ----------- -----------
    Net Income ....................       $ 4,752,655 $ 3,816,896
                                          =========== ===========

Basic Earnings Per Share ..........       $    102.42 $    139.99
                                          =========== ===========

Diluted Earnings Per Share ........       $    102.42 $    139.99
                                          =========== ===========

Weighted Average Shares Outstanding            46,405      27,265
                                          =========== ===========

VENTURE LENDING & LEASING, INC.

Statement of Operations (Unaudited)

----------------------------------------------------------------------------


                                                 For the Three Months Ended

                                                 December 31,    December 31,
                                                    1997            1996

Investment Income:
       Interest on loans and leases ..........   $ 3,227,374    $ 1,950,430
       Interest on temporary investments .....       129,705         68,777
                                                 -----------    -----------
             Total Investment Income .........     3,357,079      2,019,207
                                                 -----------    -----------


Expenses:
       Management fee ........................       605,146        306,164
       Interest expense ......................       832,015        326,540
       Other expenses ........................        88,728         86,145
                                                 -----------    -----------
             Total Expenses ..................     1,525,889        718,849
                                                 -----------    -----------

Net Investment Gain ..........................     1,831,190      1,300,358
Net Change in Unrealized Gain
From Investment Transactions .................    (1,331,406)       186,380
Net Realized Gain From Investment Transactions     1,147,559           --
                                                 -----------    -----------
    Net Income ...............................   $ 1,647,343    $ 1,486,738
                                                 ===========    ===========

Basic Earnings Per Share .....................   $     34.09    $     49.85
                                                 ===========    ===========

Diluted Earnings Per Share ...................   $     34.09    $     49.85
                                                 ===========    ===========

Average Shares Outstanding ...................     48,319.00      29,823.00
                                                 ===========    ===========

VENTURE LENDING & LEASING, INC.

Statement of Changes in Shareholders' Equity (Unaudited)

----------------------------------------------------------------------------


                                    For the Year Ended June 30, 1997 and

                                   the Six Months Ended December 31, 1997


              Common Stock      Capital in
              --------------    Excess of                Accumulated     Total
             Shares     Amount  Par Value  Distributions  Earnings
             ---------   ----    -------- --------------- --------------- ------

Balance
July 1, 1996  20,594.74  $20  $ 18,669,745 ($ 1,262,256) $2,535,854  $19,943,363
Shares sold   18,459.64   20    18,647,537         --         --      18,647,557
Distribution    --        --            --   (4,566,535)      --     (4,566,535)
Net Income .    --        --            --         --     6,431,167    6,431,167
              ---------   ---  ------------ ------------ ------------ ----------

Balance
June 30, 1997 39,054.38   40    37,317,282   (5,828,791)  8,967,021   40,455,552


Shares sold .  9,264.20    8     9,323,770         --         --       9,323,778
Distributions   --        --            --   (4,202,787)      --     (4,202,787)
Net Income ..   --        --            --         --     4,752,655    4,752,655
              ---------  ---   -----------   -----------  -----------  ---------

Balance
Dec 31, 1997  48,318.58   $48  $46,641,052 ($10,031,578)$13,719,676  $50,329,198
               ========= ====  ============  ============ ============ =========

VENTURE LENDING & LEASING, INC.

Statement of Cash Flows (Unaudited)

--------------------------------------------------------------------------------


                                                     For the Six Months Ended

                                                    December 31,    December 31,
                                                      1997               1996
                                                  ---------------   -----------

Cash flows from operating activities:

  Net Income .......................................  $ 4,752,654    $ 3,816,896
  Adjustments to reconcile net investment income
       to net cash provided by operating activities:
  Gain on sale of securities .......................    2,385,478)          --
  Decrease (increase) in deferred assets ...........     (162,736)          --
  Increase in accounts payable .....................      685,441        217,818
  Increase (decrease) in interest payable ..........     (374,222)       249,720
  Increase (decrease) in refundable commitment fees      (116,700)       (9,500)
  Decrease (increase) in unrealized gain
   from investment transactions ....................      867,968    (1,763,856)
  Decrease (increase) in accounts receivable .......      (59,383)        11,817
  Increase (decrease) in deferred gain on securities       (8,500)          --
  Increase in other assets .........................          --           2,920

                                                       -----------    ----------
  Net cash provided by operating activities ........    3,199,044      2,525,815
                                                       -----------    ----------

Cash flows from investing activities:

  Acquisition of loans and leases ........           (33,354,134)   (23,261,251)
  Principal payments on loans and leases .            13,133,690      5,891,295
  Proceeds from prepayment of loan .......                  --        3,588,675
  Acquisition of warrants and common stock              (252,362)      (318,000)
  Proceeds from sale of securities .......             2,220,618           --

                                                      -----------    -----------
  Cash used in investing activities ......           (18,252,188)   (14,099,281)
                                                      -----------    -----------

Cash flows from financing activities:

  Sales of common stock, net .....................     9,323,778       9,323,779
  Distributions to shareholders ..................   (4,202,787)     (1,256,193)
  Loan from bank .................................    15,000,000       4,500,000
  Principal payments on bank loan ................         --        (2,529,863)

                                                     -----------    ------------
  Net cash provided by financing activities ......    20,120,991      10,037,723
                                                     -----------    ------------

  Net decrease in cash and cash equivalents ......    5,067,847      (1,535,743)
                                                      ----------    ------------

  Cash and Cash Equivalents -- Beginning of period     3,946,955       4,683,671
                                                     -----------    ------------

  Cash and Cash Equivalents -- End of period .....  $  9,014,802    $  3,147,928
                                                    ============    ============

VENTURE LENDING & LEASING, INC.

Notes to Financial Statements - December 31, 1997 (Unaudited)
------------------------------------------------------------------------------


1. Organization and Operations of the Company:

Venture Lending & Leasing, Inc. (the "Fund") was incorporated in Maryland on September 29, 1993 as a non-diversified, closed-end management investment company electing status as a business development company under the Investment Company Act of 1940. Prior to commencing its operations on July 5, 1994 the Fund had no operations other than the sale to Mitchell Hutchins Institutional
Investors, Inc. ("Mitchell Hutchins"), which is an indirect wholly owned subsidiary of PaineWebber Group Inc., of one share of Common Stock, $.001 par value ("common stock"), for $1,000. As of December 31, 1997 the Fund meets the requirements, to qualify as a regulated investment company ("RIC") under the Internal Revenue Code of 1986.

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

3. Summary of Loans and Leases:

Loans and leases generally are made to borrowers pursuant to commitments whereby the Fund commits to finance assets up to a specified amount for the term of the commitments, upon the terms and subject to the conditions specified by such commitment. As of December 31, 1997, the Fund had commitments to borrowers of $170.9 million of which $123.4 million has been disbursed, and $84.7 million remains outstanding.

The Fund provides asset-based financing primarily to start-up and emerging growth venture-capital-backed companies. As a result, the Fund is subject to general credit risk associated with such companies.

4. Warrants:

At December 31, 1997, the Fund held warrants to purchase 6.1 million shares of common and preferred stock in 78 companies, of which 8 companies are publicly traded. The quoted market value of the stock underlying the 0.3 million warrants issued by the publicly traded companies is $2.2 million. The exercise cost of these warrants is $1.7 million, with a potential gain of $1.0 million. Because of the illiquid nature of these warrants, the Fund is carrying the public companies at a discounted value of $0.9 million.

The 5.7 million warrants issued by private companies did not have a readily ascertainable market value and were assigned a minimal value at the time of acquisition. These warrants had a value of $1.0 million at December 31, 1997.

5. Common Stock:

As of December 31, 1997 the Fund held 0.4 million shares of common stock of three publicly traded companies which were received when the Fund exercised its warrants in the companies which cost $275 thousand. The market value is $1.3 million and is carried at $1.0 million adjusted for illiquidity.

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

6. Long - Term Debt Facility:

The Fund has in place a $45 million bank loan to finance the acquisition of asset-based loans and leases. The principal balance is a 39 month term loan. The amortization schedule for each borrowing under the facility is expected to correspond to the amortization of the loans and leases acquired with the proceeds of each borrowing. The Fund pays a liquidity commitment fee of 0.65% annually on the total average amount of unused commitment with respect to this facility.

Borrowings under the facility are collateralized by the equipment financed by the Fund under loans and leases with assignment to the financial institution, plus other assets of the Fund.

As of December 31, 1997 the Fund had $45 million outstanding. The loans accrue interest at the LIBOR rate plus 2.00% per annum. The Fund has entered into an interest rate swap agreement on $45 million. The effect of the swap is to convert the variable LIBOR rate into a fixed rate on the contract notional value. The amortization schedule for each borrowing under the loan is expected to correspond to the amortization of the loans and leases acquired with the proceeds of each borrowing.

7. Capital Stock:

There are 100,000,000 shares of $.001 par value common stock authorized. As of December 31, 1997, 48,318.58 shares are issued and outstanding.

The Fund has subscription agreements in effect with its shareholders under which shareholders will purchase shares of the Fund, up to their full committed capital amount, upon capital calls delivered at least fifteen days before payment is due. As of December 31, 1997, there are no unfunded or uncalled capital commitments remaining outstanding.

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

         The Fund's shares of Common Stock, $.001 par value ("Shares") are sold to subscribers pursuant to one or more capital calls to be made from time to time until July 5, 1998. The Fund will seek to require payment by investors pursuant to each capital call of only that portion of the total dollar amount subscribed for that the Fund expects will be needed to fund commitments entered into within a reasonable time after such capital call. The Fund has made six capital calls since inception for a total of 100% of committed capital. Total committed capital as of December 31, 1997 was $46.6 million; a total of $46.6 million has been called.

Results of Operations --   Six Months Ended December 31, 1997 and December 31,
                           1996

         Total investment income for the six months ending December 31, 1997 and 1996 was $6.2 million and $3.4 million, respectively, of which $6.0 million and $3.3 million, respectively, consisted of interest on venture loans outstanding during the period. Remaining income consisted of interest on the temporary investment of cash, pending investment in venture loans and leases or application to the Fund's expenses. The increase in investment income reflects the increase in capital called from investors from approximately $27.9 million as of December 31, 1996 to approximately $46.6 million as of December 31, 1997, and the investment of that capital (together with amounts derived from bank borrowings) in venture loans and leases.

         Expenses for the six months ending December 31, 1997 and 1996 were $2.9 million and $1.4 million, respectively. Net income for the six months ended December 31, 1997 and 1996 was $4.8 million and $3.8 million and includes net change in realized and unrealized gains of $1.5 million and $1.8 million. On a per share basis, for the six months ending December 31, 1997 and 1996 net income was $102 and $140.

         There were several factors which contributed to the increase in net income for the six months ending December 31, 1997 over the corresponding prior year period. Net investment gain increased from $2.1 million as of December 31, 1996 to $3.2 million as of December 31, 1997, reflecting the increase in loans outstanding. The increase in net investment gain also reflected the increase of leverage as a percentage of shareholders equity from 53% as of December 31, 1996 to

89% as of December 31, 1997. The net change in realized and unrealized gain of $1.5 million was a significant factor effecting net income for the six months ending December 31, 1997. Also impacting net income was interest expense on the Fund's borrowings during the six months ended December 31, 1997, at $1.6 million.

         The Fund's policy is to place a loan on non-accrual status when either principal or interest has become past due for 90 days or more. When a loan is placed on non-accrual status, all interest previously accrued but not collected is reversed. As of December 31, 1997, the Fund had loan balances outstanding of $2.5 million to two borrowers that were carried on a non-accrual basis. The amount that the Fund will ultimately recover on these loans cannot be determined with certainty.

Results of Operations --   Three Months Ended December 31, 1997 and December 31,
                           1996

         Total investment income for the three months ending December 31, 1997 and 1996 was $3.4 million and $2.0 million, respectively, of which $3.2 million and $1.9 million, respectively, consisted of interest on venture loans outstanding during the period. Remaining income consisted of interest on the temporary investment of cash, pending investment in venture loans and leases or application to the Fund's expenses. The increase in investment income reflects the increase in capital called from investors from approximately $27.9 million as of December 31, 1996 to approximately $46.6 million as of December 31, 1997, and the investment of that capital (together with amounts derived from bank borrowings) in venture loans and leases.

         Expenses for the three months ending December 31, 1997 and 1996 were $1.5 million and $0.7 million, respectively. Net income for the three months ended December 31, 1997 and 1996 was $1.6 million and $1.5 million and includes net change in realized and unrealized gains of ($0.2) million and $0.2 million. On a per share basis, for the three months ending December 31, 1997 and 1996 net income was $34 and $50.

Liquidity and Capital Resources --  December 31, 1997 and 1996

         Total capital committed to the purchase of shares pursuant to subscription agreements was approximately $46.6 million at December 31, 1997 and 1996. As of December 31, 1997 and 1996, 100% and 60%, respectively, of this committed capital was called to fund investments in venture loans and leases and to meet the Fund's expenses.

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

As of December 31, 1997 the Fund had $45 million outstanding under this credit facility. The loans accrue interest at the LIBOR rate plus 2.00% per annum. The Fund has entered into an interest rate swap agreement on $25 million. The effect of the swap is to convert the variable LIBOR rate into a fixed rate on the contract notional value. The amortization schedule for each borrowing under the facility is expected to correspond to the amortization of the loans and leases acquired with the proceeds of each borrowing.

         The Fund continued to invest its assets in venture loans and leases during the quarter. Amounts disbursed under the Fund's loan commitments increased by approximately $33.3 million during the six months ended December 31, 1997, and net loan amounts outstanding after amortization increased approximately $20.2 million. Amounts committed but undrawn decreased by approximately $21.2 million.

============= ============= ==================== =============== ==============
                Amount         Principal           Net Amount     Committed but
               Disbursed                          Amortization        Undrawn
============= ============= ==================== =============== ==============
December 31,
  1997       $123.4 million   $38.7 million      $84.7 million    $47.5 million
============= ============= ==================== =============== ==============
June 30, 1997 $90.1 million   $25.6 million      $64.5 million    $68.7 million
============= ============= ==================== =============== ==============


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

         Bank Loan Agreement

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned duly authorized.

                                                 VENTURE LENDING & LEASING, INC.
                                   Registrant

Date: February 13, 1998
                                                 Ronald W. Swenson
                                    Chairman
                                                 [Chief Executive Officer]


Date: February 14, 1998
                                                 Salvador O. Gutierrez
                                                 President & Treasurer
                                                 [Chief Financial Officer]

                                U.S. $45,000,000

                              MASTER LOAN AGREEMENT

                          Dated as of December 23, 1997

                                      among

                         VENTURE LENDING & LEASING, INC.

                                 as the Borrower
                                 ---------------

                                       and

                                BANKBOSTON, N.A.

                                as the Custodian
                                ----------------

                                       and

                             BLUE KEEL FUNDING, LLC

                                  as the Lender
                                  -------------

                                       and

                                FLEET BANK, N.A.

                      as Program Agent and Liquidity Agent
                      ------------------------------------




                                TABLE OF CONTENTS


ARTICLE I  DEFINITIONS.........................................................2
           SECTION 1.1   Defined Terms.........................................2
           SECTION 1.2   Other Interpretive Provisions........................19

ARTICLE II LOANS AND SETTLEMENTS..............................................20
           SECTION 2.1   Loan Facility........................................20
           SECTION 2.2   Making of Loans......................................20
           SECTION 2.3   Disbursement of Loan Proceeds........................21
           SECTION 2.4   Notes ...............................................21
           SECTION 2.5   Settlement Procedures................................21
           SECTION 2.6   Interest.............................................22
           SECTION 2.7   Fees ............................................... 23
           SECTION 2.8   Voluntary Changes in Program Limit;
                         Prepayments..........................................23
           SECTION 2.9   Use of Proceeds......................................23
           SECTION 2.10  Computations.........................................23
           SECTION 2.11  Minimum Amounts of Borrowings........................23
           SECTION 2.12  Time and Method of Payments..........................23
           SECTION 2.13  Required Borrowing Documentation.....................24
           SECTION 2.15  Set-Off .............................................24
           SECTION 2.16  Additional Costs; Capital Requirements...............24
           SECTION 2.17  Limitation on LIBOR Loans............................26
           SECTION 2.18  Illegality...........................................27
           SECTION 2.19  Certain Events pursuant to Section 2.16 and 2.18.....27
           SECTION 2.20  Indemnities..........................................27

ARTICLE III REPRESENTATIONS AND WARRANTIES....................................28
           SECTION 3.1   Financial Condition..................................28
           SECTION 3.2   Corporate Existence; Compliance with Law.............29
           SECTION 3.3   Corporate Power; Authorization; Enforceable
                         Obligations..........................................29
           SECTION 3.4   No Legal Bar.........................................29
           SECTION 3.5   No Material Litigation...............................30
           SECTION 3.6   No Default...........................................30
           SECTION 3.7   No Burdensome Restrictions...........................30
           SECTION 3.8   Taxes ...............................................30
           SECTION 3.9   Federal Regulations..................................30
           SECTION 3.10  Environmental Matters................................30
           SECTION 3.11  Liens and Security Interests.........................31
           SECTION 3.12  Continuing Effectiveness of Liens....................31
           SECTION 3.13  Settlement Reports...................................31

ARTICLE IV CONDITIONS PRECEDENT...............................................32
           SECTION 4.1   Conditions Precedent to Initial Loans................32
           SECTION 4.2   Conditions Precedent to All Loans....................33

ARTICLE V  AFFIRMATIVE COVENANTS..............................................35
           SECTION 5.1   Corporate Existence; BDC Status and
                         Qualification........................................35
           SECTION 5.2   Financial Information and Compliance
                         Certificates.........................................35
           SECTION 5.3   Insurance............................................36
           SECTION 5.4   Preservation of Properties; Compliance with Law......36
           SECTION 5.5   Taxes ...............................................37
           SECTION 5.6   Notice of Litigation.................................37
           SECTION 5.7   Indemnity (Environmental Matters)....................37
           SECTION 5.8   Interest Rate Protection.............................37
           SECTION 5.9   Articles of Incorporation............................37

ARTICLE VI FINANCIAL COVENANTS................................................38
           SECTION 6.1   Interest Coverage Ratio..............................38
           SECTION 6.2   Debt to Worth Ratio..................................38
           SECTION 6.3   Minimum Debt Service Coverage Ratio..................38
           SECTION 6.4   Asset Coverage.......................................38

ARTICLE VII NEGATIVE COVENANTS................................................38
           SECTION 7.1   Indebtedness for Borrowed Money......................38
           SECTION 7.3   Loans and Investments................................39
           SECTION 7.4   Liens ...............................................39
           SECTION 7.5   Contingent Liabilities...............................39
           SECTION 7.6   Sales of Receivables; Sale - Leasebacks..............40
           SECTION 7.7   Capital Expenditures; Capitalized Leases.............40
           SECTION 7.8   Lease Payments.......................................40
           SECTION 7.9   Nature of Business...................................40
           SECTION 7.10  Stock of Subsidiaries................................40
           SECTION 7.11  ERISA ...............................................40
           SECTION 7.12  Accounting Changes...................................40
           SECTION 7.13  Transactions with Affiliates or Managers.............40
           SECTION 7.14  Incentive Fees.......................................41
           SECTION 7.15  Dividends............................................41

ARTICLE VIII EVENTS OF DEFAULT................................................41

ARTICLE IX COLLATERAL SECURITY AND ASSIGNMENT OF LOANS........................44
           SECTION 9.1   General Loan and Collateral Agreement................44
           SECTION 9.2   Additional Collateral Security.......................45

ARTICLE X  THE PROGRAM AGENT..................................................45
           SECTION 10.1  Appointment, Powers and Immunities...................45
           SECTION 10.2  Reliance by Agent....................................46
           SECTION 10.3  Events of Default....................................46
           SECTION 10.4  Non-Reliance on Program Agent........................46
           SECTION 10.5  Failure to Act.......................................47
           SECTION 10.6  Resignation or Removal of Program Agent..............47

ARTICLE XI MISCELLANEOUS......................................................47
           SECTION 11.1  Notices .............................................47
           SECTION 11.2  No Waiver; Cumulative Remedies.......................48
           SECTION 11.3  Survival of Representations and Warranties...........48
           SECTION 11.4  Payment of Expenses; Examination.....................49
           SECTION 11.5  Payments.............................................49
           SECTION 11.6  Assignments and Participations by the Lender.........51
           SECTION 11.7  WAIVER OF JURY TRIAL, SET-OFF AND
                         COUNTERCLAIM.........................................52
           SECTION 11.8  Modification and Waiver..............................52
           SECTION 11.9  Successors and Assigns...............................52
           SECTION 11.10 Governing Law; Consent to Jurisdiction...............52
           SECTION 11.11 Entire Agreement.....................................52
           SECTION 11.12 Interest Adjustment..................................53
           SECTION 11.13 Counterparts.........................................53
           SECTION 11.14 No Petition; No Recourse.............................53
           SECTION 11.15 Duties and Rights of  Liquidity Agent.  .............53


EXHIBITS

                      Schedule I    -       UCC Filings
                      Schedule II   -       Name of Borrower
                      Schedule III  -       Industry Segments

                      Exhibit A     -       Form of Note
                      Exhibit B     -       Form of Assignment and Acceptance
                      Exhibit C     -       Form of Settlement Report
                      Exhibit D-1   -       Form of Equipment Finance Agreement
                      Exhibit D-2   -       Form of Loan/Lease Agreement
                      Exhibit E     -       Credit Policy
                      Exhibit F     -       Form of Collection Account Agreement
                      Exhibit G     -       Form of Intercreditor Agreement








                              MASTER LOAN AGREEMENT

         This MASTER LOAN AGREEMENT, dated as of December 23, 1997 (as amended, supplemented or otherwise modified from time to time, this "Agreement"), is by and among:

(1) VENTURE LENDING & LEASING, INC., a Maryland corporation with its chief place of business at 2010 North First Street, Suite 310, San Jose, California 95131 (the "Borrower");

(2) BANKBOSTON, N.A., a national banking association, having an address at 100 Federal Street, Boston, Massachusetts, as Custodian;

(3) BLUE KEEL FUNDING, LLC, a Delaware limited liability company, having an address at c/o Global Securitization Services, LLC, 25 West 43rd Street, New York, New York 10036 (the "Lender"); and

(4) FLEET BANK, N.A., a national banking association, having an address at 1185 Avenue of the Americas, New York, New York 10036 ("Fleet"), as Program Agent (in such capacity, the "Program Agent") and as Liquidity Agent (in such capacity, the "Liquidity Agent").

                                   WITNESSETH

         WHEREAS, the Borrower generates Receivables in the ordinary course of its business and currently finances such Receivables pursuant to the Bank Loan Agreement;

         WHEREAS, the Borrower intends to obtain Loans from the Lender to provide an additional source of financing of the Borrower's generation of Receivables, including by refinancing all or a portion of the loans outstanding under the Bank Loan Agreement from time to time;

         WHEREAS, the Lender is willing to make Loans to the Borrower subject to the terms and conditions of this Agreement and the other Loan Documents;

         WHEREAS, the Lender, the Liquidity Agent, and the Liquidity Banks have entered into the Liquidity Agreement, pursuant to which the Liquidity Banks have agreed to purchase interests in the Loans from the Lender from time to time in the event that funds are needed by the Lender to repay maturing commercial paper issued to fund such Loans (whether directly or indirectly through the repayment of advances financed with the proceeds of such commercial paper);

         WHEREAS, Fleet has been requested and is willing to act as Program Agent for the

Lender and as Liquidity Agent for the Liquidity Banks; and

         NOW THEREFORE, the parties agree as follows:

                                    ARTICLE I

 .                                 DEFINITIONS


Section 1.1  Defined Terms

          As used herein the following terms shall have the following meanings (such meanings to be equally applicable to both the singular and plural forms of the terms defined):

         "Acceleration Event" means any default by the Borrower in payment of any Obligations or any "Obligations" (as defined in the Bank Loan Agreement), as the case may be, or the acceleration by the Agent under the Bank Loan Agreement or the Program Agent of any such obligations, or the foreclosure on or collection of any collateral securing any such obligations, or the exercise of any other remedy by the Agent under the Bank Loan Agreement or the Program Agent as a secured party upon default by the Borrower, whether pursuant to applicable law, the Loan Documents, the Bank Loan Agreement, or otherwise.

         "Account Debtor" shall mean the Person who is obligated on or under any Loan Paper.

         "Additional  Amounts"  shall have the meaning  assigned to such term in
Section 11.5.

         "Additional  Costs"  shall have the  meaning  assigned  to such term in
Section 2.16.

         "Adjusted LIBOR Rate" shall mean for any Settlement Period the rate per annum (rounded upwards, if necessary, to the nearest 1/100 of 1%) determined by the Program Agent to be equal to the sum of: (i) the LIBOR Rate for such Settlement Period, divided by (ii) 1 minus the Reserve Requirement for such Settlement Period. The Program Agent shall use its best efforts to advise the Borrower of the Adjusted LIBOR Rate as soon as practicable after each change in the Adjusted LIBOR Rate; provided, however, that the failure of the Program Agent to so advise the Borrower on any one or more occasions shall not affect the rights of the Lender or the Program Agent or the obligations of the Borrower hereunder.

         "Affected  Loans"  shall  have the  meaning  assigned  to such  term in
Section 2.19.

         "Affected Person" shall mean each of the Lender, the Program Agent, the Liquidity Agent, Fleet, any Liquidity Bank, any other Person which finances the Loans hereunder, and any of their respective Affiliates, successors, assigns, employees, agents, directors, officers and shareholders.

         "Affected Type" shall have the meaning assigned to such term in Section 2.19.

         "Affiliate" as applied to any Person, shall mean any other Person directly or indirectly through one or more intermediaries controlling, controlled by, or under common control with, that Person. For the purpose, of this definition, "control" (including with correlative meanings, the terms "controlling", "controlled by" and "under common control with"), as applied to any Person, means the possession, directly or indirectly, of the power to direct or cause the direction of the management and policies of that Person, whether through the ownership of voting securities or by contract or otherwise.

         "Affiliated Obligor" shall mean any Account Debtor or Lessee which is an Affiliate of another Account Debtor or Lessee.

         "Agreement" shall have the meaning assigned to such term in the preamble.

         "Aggregate  Borrowing  Base" at any time  shall mean 50% of the sum of:
(I) the excess of the Discounted Present Value of the Eligible Receivables at such time over the Discounted Present Value of the sum of (x) all Receivables arising under Defaulted Contracts at such time, plus (y) all Receivables subject to any offset, discount, counterclaim, contra-account or any other defense of any kind or character at such time, plus (z) all Receivables under which the related Account Debtor or Lessee, as the case may be, has disputed the liability, asserted any right of set-off or has made a claim with respect to any other Receivable payable by such Account Debtor or Lessee to the Borrower at such time other than as a nominal adjustment in the ordinary course of business and in accordance with regular commercial practice, minus (II) the aggregate amount (calculated for all Account Debtors and all Lessees) by which the Discounted Present Value of all Receivables included in clause (I) of this definition of each Account Debtor or Lessee exceeds the Concentration Limit for such Account Debtor or Lessee at such time plus (III) the Permitted Excess Concentration Amount, if any, at such time.

         "Alternate Base Rate" shall mean, on any date, a fluctuating rate of interest "per annum equal to the higher of

         (a) the rate of interest most recently announced by Fleet in Boston, Massachusetts, as its base rate for prime loans to corporate borrowers; and

         (b) the Federal Funds Rate most recently determined by Fleet plus 0.5% per annum.

The Alternate Base Rate is not necessarily intended to be the lowest rate of interest determined by Fleet in connection with extensions of credit.

         "Amortization Amount" shall mean, as at any Settlement Date, an amount equal to the excess, if any, of the outstanding principal balance of the Loans on the related Determination

Date over the Aggregate Borrowing Base on such Determination Date; provided, however, that at all times on and after the occurrence of the Program
Termination Date pursuant to clause (iv) of the definition of "Program Termination Date," the Amortization Amount as at any Settlement Date shall mean the aggregate amount of Obligations outstanding at such time.

         "Assignment and Acceptance" shall mean an agreement in the form of Exhibit B.

         "Available Funds" shall have the meaning set forth in Section 2.5(b).

         "Bank Intercreditor Agreement" shall have the meaning set forth in
Section 4.1(a)(xi).

         "Bank Loan Agreement" shall mean the Amended and Restated Loan Agreement dated as of September 27, 1996 among the Borrower, the lenders party thereto and Fleet, as agent for such lenders, as amended, supplemented, restated or otherwise modified from time to time.

         "Base Rate Loans" shall mean Loans that bear interest at a rate based upon the Alternate Base Rate.

         "Blue Keel Senior Collateral" shall have the meaning assigned to such term in the Bank Intercreditor Agreement.

         "Borrower"shall have the meaning assigned to such term in the preamble.

         "Borrowing  Capacity"  shall have the meaning  assigned to such term in
Section 2.1.

         "Borrowing  Notice"  shall have the  meaning  assigned  to such term in
Section 2.2.

         "Business Day" shall mean a day other than a Saturday, Sunday or other day on which commercial banks in New York City or Boston, Massachusetts are required or permitted by law to remain closed.

         "Capital Expenditures" shall mean, for any period, the aggregate amount of all payments made by any Person directly or indirectly for the purpose of acquiring, constructing or maintaining fixed assets, real property or equipment which, in accordance with GAAP, would be added as a debit to the fixed asset account of such Person, including all amounts paid or payable with respect to Capitalized Lease Obligations and interest which are required to be capitalized in accordance with generally accepted accounting principles.

         "Capitalized Lease" shall mean any lease the obligations to pay rent or other amounts under which constitute Capitalized Lease Obligations.

         "Capitalized Lease Obligations" shall mean as to any Person, the obligations of such Person to pay rent or other amounts under a lease of (or other agreement conveying the right to use) real and/or personal property which obligations are required to be classified and accounted for as a capital lease on a balance sheet of such Person under GAAP and, for purposes of this Agreement, the amount of such obligations shall be the capitalized amount thereof, determined in accordance with GAAP.

         "Change of Control" shall mean any event, circumstance or condition which results in any of the following: (i) either Manager ceasing to be an Investment Advisor (within the meaning of the ICA) of the Borrower (provided that a change in the identity of a Manager that is not deemed an "assignment" within the meaning of the ICA shall not be deemed a Change of Control hereunder); or (ii) Ronald Swenson or Salvador Gutierrez ceasing to be employees or officers of the Borrower (provided that if one, but not both, of such individuals ceases to be an employee or officer of the Borrower solely due to death or disability, no Change of Control shall be deemed to have occurred).

         "Cleanup Laws" shall mean any federal, state or local statute or regulation relating to hazardous or toxic wastes or substances or the removal thereof.

         "Collateral"shall have the meaning assigned to such term in Section 9.2

         "Collection Account" means account no. 9403543465 maintained at the Collection Account Bank for the purpose of depositing Collections transferred from the Lockbox Account with respect to Receivables and other property constituting Blue Keel Senior Collateral.

         "Collection Account Agreement" means an agreement with respect to the Collection Account, in substantially the form of Exhibit F, among the Borrower, the Program Agent, and the Collection Account Bank.

         "Collection   Account  Bank"  means  Fleet  or  such  other  depository
institution as the Program Agent and the Borrower may approve in writing.

         "Collections" means all cash collections and other cash proceeds of the Receivables and other property constituting Collateral and all payments received by the Borrower pursuant to the Interest Rate Contracts entered into pursuant to
Section 5.8.

         "Concentration Limit" will mean for any Account Debtor or Lessee at any time, 5.0% of the Discounted Present Value of all Receivables included in clause
(I) of the definition of Aggregate Borrowing Base at such time; provided, that in the case of an Account Debtor or Lessee with any Affiliated Obligor(s), the Concentration Limit (and, if applicable, the Permitted Excess Concentration Amount) related thereto shall be calculated as if such Account

Debtor or Lessee and such Affiliated Obligor(s) were one Account Debtor or Lessee, as applicable.

         "Contractual Obligation" shall mean, as to any Person, any provision of any security issued by such Person or of any agreement, instrument or undertaking to which such Person is a party or by which it or any of its property is bound.

         "Credit Policy" means the credit policies and practices relating to the Receivables, as described in Exhibit E, as amended, supplemented or otherwise modified from time to time with the consent of the Lender and the Program Agent.

         "Custodian" shall mean BankBoston, N.A., in its capacity as Custodian under the Custodian Agreement.

         "Custodian Agreement" shall mean the Custodian Agreement dated as of July 1, 1994, by and between the Borrower and the Custodian, as such Agreement may be amended, supplemented or otherwise modified from time to time.

         "Debt Service Coverage Ratio" shall mean, as at the last day of any fiscal quarter, the ratio determined by dividing (i) an amount equal to (x) Gross Rents received by the Borrower, minus (y) all operating expenses required to be paid by the Borrower, in each case during the four fiscal quarters immediately preceding such date, minus (z) interest expense incurred during the four fiscal quarters immediately preceding such date, by (ii) an amount equal to one fifth of the aggregate principal amount of the Loans outstanding on such date.

         "Default" shall mean any of the events specified in Article VIII, whether or not any requirement for the giving of notice, the lapse of time, or both, shall have been satisfied.

         "Default Ratio" shall mean, as of the last Business Day of any calendar month, the ratio of (a) the outstanding balance of all Receivables arising under Defaulted Contracts as of such day (as calculated immediately prior to write-off in the case of any such Receivables written off) to (b) the outstanding balance of all Receivables on such day.

         "Defaulted Contract" shall mean any Lease or Loan Paper: (i) under which any Receivable or part thereof remains unpaid for 90 calendar days or more from the original due date for such payment, (ii) as to which any of the related Equipment or other collateral has been repossessed or returned due to a material adverse change in the financial condition of the related Account Debtor or Lessee, as the case may be, or such related Account Debtor or Lessee is subject to an event of the type described in Article VIII(f) or has become financially unable to pay, (iii) under which any Receivable or part thereof was or, consistent with the Credit Policy, would be written off as uncollectible or (iv) under which any Receivable or part thereof has been or, consistent with the Credit Policy, should be placed in "non-accrual" status in the Borrower's (or the Servicer's) books.

         "Delinquency Ratio" shall mean, as of the last Business Day of any calendar month, the ratio of (a) the outstanding balance of all Receivables arising under Delinquent Contracts as of such day to (b) the outstanding balance of all Receivables as of such day.

         "Delinquent Contract" shall mean any Lease or Loan Paper that is not a Defaulted Contract and: (i) under which any Receivable or part thereof remains unpaid for 30 calendar days or more from the original due date for such Receivable, or (ii) under which any Receivable or part thereof has been or, consistent with the Credit Policy, should be classified as delinquent.

         "Determination Date" with respect to any Settlement Date, shall mean the third Business Day prior to such Settlement Date.

         "Discounted Present Value" as of any Settlement Date (and the immediately preceding Determination Date) shall mean, for any Eligible Lease or Eligible Loan Paper, the present value of all regularly scheduled Eligible Receivables to become due subsequent to the end of the preceding calendar month and on or prior to the end of the original term thereof in accordance with the provisions of such Lease or Loan Paper, determined by discounting all such Eligible Receivables from the Settlement Date in the month immediately following the month in which such Eligible Receivables are to become due to the current Settlement Date using the Discount Factor.

         "Discount Factor" at any time shall mean the sum of (a) the weighted average of the fixed rates and "strike rates" payable by the Borrower pursuant to the Interest Rate Contracts entered into pursuant to Section 5.8 plus (b) 1.85%.

         "Dollars" and "$" shall mean dollars in lawful currency of the United States of America.

         "EBIT" shall mean, for any period, the consolidated net income (or loss) of the Borrower and its Subsidiaries (excluding unrealized gains from investment transactions) for such period before deducting interest in respect of Indebtedness for borrowed money and taxes of the Borrower and its Subsidiaries for such period.

         "Eligible Assignee" (a) any of the following: (i) a commercial bank organized under the laws of the United States, or any state thereof; (ii) a savings and loan association or savings bank organized under the laws of the United States, or any state thereof; (iii) a commercial bank organized under the laws of any other country that is a member of the OECD or has concluded special lending arrangements with the International Monetary Fund associated with its General Arrangements to Borrow, or a political subdivision of any such country, so long as such bank is acting through a branch or agency located in the country in which it is organized or another country that is described in this clause (iii); (iv) the central bank of any country that is a member of the OECD which bank has assumed the assets and liabilities of a Lender; or (v) a finance company, insurance company or other financial institution or fund (whether a corporation, partnership, trust or other entity) that is engaged in making, purchasing or otherwise investing in commercial loans in the ordinary course of its business; and (b) any other Person permitted to be an assignee hereunder pursuant to Section 11.6.

         "Eligible Contract"shall mean an Eligible Lease or Eligible Loan Paper:

         (a) which was made by the Borrower as lessor or secured party, as the case may be, in the ordinary course of its business; and

         (b) which provides that the obligation of the Lessee or Account Debtor to pay rentals or loan installment payments to the Borrower or any assignee thereof is absolute and unconditional.

         "Eligible Equipment" shall mean new and used equipment or other assets to which, with respect to a Lease the Borrower has good title free of all security interests (other than Permitted Adverse Claims and Permitted Pari Passu Interests), and with respect to Loan Paper the Borrower has a first priority perfected security interest (subject to Permitted Adverse Claims, Permitted Pari Passu Interests and Permitted Senior Interests) and has assigned same to the Program Agent pursuant to the Security Agreement, and which will remain free and clear of any other interests other than Permitted Adverse Claims, the rights of a Lessee, any security interest granted to the Program Agent, the rights granted to the agent in connection with the Bank Loan Agreement if subject to the Bank Intercreditor Agreement, any Permitted Pari Passu Interest and any Permitted Senior Interest; and which is otherwise satisfactory to the Program Agent in its sole discretion.

         "Eligible Lease" shall mean a Lease in respect of which each of the following conditions is satisfied:

         (a) The Equipment relating to such Lease constitutes Eligible Equipment and has been delivered to a commercial user satisfying the elements of the definition of "Lessee";

         (b) (i) Such Lease was entered into between the Borrower as Lessor and a commercial user as Lessee and the Equipment relating to such Lease was purchased in the ordinary course of the Borrower's business; (ii) such Lease is in full force and effect and has not been materially modified, supplemented or amended and no waiver of any of the terms and conditions thereof has been made by the Borrower; (iii) the Equipment relating to such Lease is in good working order, has been installed and accepted by the Lessee and the Lessee has no claim claim or defense with respect to the Lease, such Equipment or any obligations with respect thereto; (iv) the benefits of the representations by the manufacturer and rights of the Borrower with respect to such Lease and the Equipment related thereto have been assigned to the Program Agent; (v) pursuant to the terms and conditions of such Lease, the Lessee need not consent to such assignment; (vi) the Lessee under such Lease has commenced making rental payments under such Lease and no offsets, counterclaims or disputes exist under or with respect to such Lease; (vii) the original of such Lease has been delivered to the Program Agent or the Custodian in order to perfect the Program Agent's security interest therein; and (viii) pursuant to the terms and conditions of such Lease, the Lessee may not assert any counterclaim, offset or dispute relating to the Lease or such Equipment against the Lender, the Program Agent, the Liquidity Agent or any Liquidity Bank as the assignee thereof;

         (c) (i) Such Lease and the Equipment related thereto are owned by the Borrower and, upon inclusion in the Aggregate Borrowing Base, will be subject to a first priority security interest in favor of the Program Agent and is subject to no lien or security interest or claim in favor of any Person other than Permitted Adverse Claims, the rights of the Lessee as lessee under such Lease, the rights granted to the agent in connection with the Bank Loan Agreement if subject to the Bank Intercreditor Agreement, and, in the case of the Equipment, Permitted Pari Passu Interests and Permitted Senior Interests, and (ii) there shall have been filed by the Borrower with respect to each such Lease and Equipment related thereto appropriate UCC financing statements and/or assignments thereof in order to perfect and preserve the Program Agent's lien on and security interest in such Lease and such Equipment related thereto and to perfect or preserve as a precaution the Borrower's interest in such Equipment with respect to the Lessee, provided, that, in the case of any UCC financing statement naming the Borrower as secured party and Fleet, either individually or as agent, as assignee, filed in connection with the Bank Loan Agreement, the condition specified in this clause (ii) shall be deemed satisfied so long as such UCC financing statement is subject to the Bank Intercreditor Agreement;

         (d) The original rentals with respect to such Lease are payable over a term which ends on the earlier of (x) 60 months including any period of interest only payments not yet due under the Lease and (y) December 23, 2001;

         (e) The Lease complies with all applicable laws and is valid, genuine and duly enforceable against the Lessee according to its terms;

         (f) Equipment relating to such Lease is insured by the Lessee as required by the Security Agreement;

         (g) The Lease is, according to its terms, a non-cancelable, net lease;

         (h)          No default exists under or with respect to such Lease;

         (i)          Such Lease is a "finance lease"; and

         (j) Such lease is in a form acceptable to the Lender and the Program Agent made by the Borrower in the ordinary course of business to a Lessee in the ordinary course of the business of such Lessee for the Lessee's business or commercial purposes.

All references in this Agreement to "Eligible Lease" shall also mean and include "Eligible Loan Paper" unless the context otherwise requires.

         "Eligible Loan Paper" shall mean Loan Paper in respect of which each of the following conditions is satisfied:

         (a) The proceeds of the loan evidenced by said Loan Paper have been disbursed by the Borrower to the Account Debtor for its benefit;

         (b) (i) Such Loan Paper has been duly executed and delivered by the Account Debtor to the Borrower in order to finance either (x) the purchase or carrying of Equipment which constitutes Eligible Equipment acquired by the Account Debtor in the ordinary course of the Account Debtor's business and/or
(y) working capital of the Account Debtor and is secured by a Lien on substantially all assets of such Account Debtor; (ii) such Loan Paper is in full force and effect and has not been materially modified, supplemented or amended and no waiver of any of the terms and conditions thereof has been made by the Borrower; (iii) the Equipment has been delivered to the Account Debtor, installed, and is in good working order and the Account Debtor has no claim or defense against the Borrower with respect to such Loan Paper, the Equipment or any obligations with respect thereto; (iv) the original of such Loan Paper has been delivered to the Program Agent or the Custodian in order to perfect the Program Agent's security interest therein; (v) the Borrower's rights in such Loan Paper are subject to a security interest in favor of the Program Agent;
(vi) pursuant to the terms of such Loan Paper, the Account Debtor need not consent to such assignment of such Loan Paper; (vii) the Account Debtor has begun to make payments pursuant to such Loan Paper and no offsets, counterclaims or disputes exist between the Account Debtor and the Borrower; (viii) pursuant to the terms and conditions of such Loan Paper, the Account Debtor has agreed to indemnify the Borrower for any failures relating to or arising from the Equipment or failure by the Account Debtor to perform its obligations under the said Loan Paper; and (ix) the Account Debtor has agreed in writing that it will not assert any counterclaim, offset or dispute (other than prior payment of all amounts due) it may have against the Program Agent, the Lender, the Liquidity Agent or any Liquidity Bank as assignee of such Loan Paper;

         (c) (i) The related Equipment (or other collateral purportedly securing the applicable Loan Paper, as described in clause (b)(i)(y) above) is owned by the Account Debtor free of all Liens other than Permitted Adverse Claims, Permitted Pari Passu Interests and

Permitted Senior Interests, and the Lien in favor of the Borrower is (or upon the Borrower's disbursement of the proceeds of the loan to the Account Debtor will be) subject to a duly perfected first priority security interest in favor of the Borrower (subject to Permitted Adverse Claims, Permitted Pari Passu Interests and Permitted Senior Interests) as security for the loan evidenced by such agreement and the Account Debtor's other obligations to the Borrower under such agreement, which has not been assigned by the Borrower to any Person and there shall have been filed by the Borrower duly executed financing statements naming the Borrower as the "Secured Party" and the Account Debtor as the "Debtor" in order to perfect the Borrower's security interest in the Equipment (or other collateral purportedly securing the applicable Loan Paper, as described in clause (b)(i)(y) above), and (ii) there shall have been filed by the Borrower with respect to each such Loan Paper related thereto appropriate UCC financing statements and/or assignments thereof in order to perfect and preserve the Program Agent's lien on and security interest in such Loan Paper, provided, that, in the case of any UCC financing statement naming the Borrower as secured party and Fleet, either individually or as agent, as assignee, filed in connection with the Bank Loan Agreement, the condition specified in this clause (ii) shall be deemed satisfied so long as such UCC financing statement is subject to the Bank Intercreditor Agreement;

         (d) Upon the making of the loan by the Borrower to the Account Debtor, the Program Agent will be entitled to assert all of the rights of the Borrower as the secured party having the perfected security interest in the Equipment (or other collateral purportedly securing the applicable Loan Paper, as described in clause (b)(i)(y) above) subject to no lien or security interest or claim in favor of any Person other than Permitted Adverse Claims, Permitted Pari Passu Interests, Permitted Senior Interests and the rights granted to the agent in connection with the Bank Loan Agreement if subject to the Bank Intercreditor Agreement, and there shall have been filed by the Borrower, with respect to the Equipment, assignments in favor of the Program Agent of the UCC financing statements referred to in paragraph (c) above;

         (e) The Receivables with respect to such Loan Paper are payable over a term which ends on the earlier of (x) 60 months including any period of interest only payments not yet due under the Loan Paper and (y) December 23, 2001;

         (f) The requirements of paragraphs (e), (f), (g) and (h) of the definition of "Eligible Lease" are satisfied with respect to such Loan Paper and the related Equipment; and

         (g) Such Loan Paper is entered into by the Borrower in the ordinary course of business with an unaffiliated Account Debtor in the ordinary course of business of such Account Debtor for the Account Debtor's business or commercial purposes.

         "Eligible Receivables" shall mean, subject to the next sentence, Receivables arising under an Eligible Contract in the ordinary course of the Borrower's business in which a first priority perfected security interest has been obtained (and continuously maintained) by the Borrower (subject to Permitted Adverse Claims and Permitted Pari Passu Interests) and assigned to the Program Agent (and in any event shall not include any unfunded commitment or other obligation of the Borrower under any Lease or Loan Paper). Notwithstanding the foregoing, no Receivable shall be an Eligible Receivable if such Receivable (i) is payable other than in Dollars or (ii) does not arise under a Lease or Loan Paper identified by Account Debtor or Lessee, as applicable, and Lease or Loan Paper number on Schedule 1 to the Bank Intercreditor Agreement.

         "Equipment" shall mean equipment leased by the Borrower pursuant to a Lease or financed by the Borrower pursuant to Loan Paper.

         "Equipment Finance Agreement" shall mean an agreement in substantially the form of Exhibit D-1 between the Borrower, as the lender, and an Account Debtor, as the borrower, and the promissory notes payable to the order of the Borrower by the Account Debtor issued in connection therewith, in each case together with all schedules, exhibits, riders, amendments, modifications and supplements thereto.

         "Environmental Laws" shall mean any federal, state or local statute or regulation relating to hazardous or toxic wastes or substances or the removal thereof.

         "ERISA" shall mean the Employee Retirement Income Security Act of 1974.

         "Event of Default" shall mean any of the events specified in Article VIII, provided that any requirement for the giving of notice, the lapse of time, or both, or any other condition, shall have been satisfied.

         "Excess Industry Concentration" at any time shall mean the Discounted Present Value of all Receivables included in clause (I) of the definition of Aggregate Borrowing Base of Account Debtors and Lessees engaged substantially in any one industry segment listed on Schedule III (as such schedule may be modified from time to time at the request of the Borrower with the written consent of the Program Agent) which exceeds the percentage specified opposite such industry segment on Schedule III.

         "Federal Funds Rate" shall mean, for any day:

         (a) the weighted average of the rates on overnight federal funds transactions with members of the Federal Reserve System arranged by federal funds brokers, as published for such day (or, if such day is not a Business Day, for the next preceding Business Day) by the Federal Reserve Bank of Boston; or

         (b) if such rate is not so published for any day which is a Business Day, the average of the quotations for such day on such transactions received by Fleet from three federal funds brokers of recognized standing selected by it.

         "Fee Agreement" means the fee letters of even date herewith among the Borrower, the Lender, the Liquidity Agent and the Program Agent, collectively.

         "Fees" shall mean the Program Fee, the Liquidity Commitment Fee, the Structuring Fee and such other fees as the Borrower may, at any time and from time to time, agree to pay to the Program Agent, the Liquidity Agent, any Liquidity Bank and/or the Lender.
         "Fleet" shall have the meaning assigned to such term in the preamble.

         "GAAP" shall mean generally accepted accounting principles, as in effect from time to time, applied in a manner consistent with that employed in the preparation of the financial statements described in Section 3.1.

         "Governmental Authority" shall mean any nation or government, any state or other political subdivision thereof, any entity exercising executive, legislative, judicial, regulatory or administrative functions of or pertaining to government, and any corporation or other entity owned or controlled (through stock or capital ownership or otherwise) by any of the foregoing.

         "Gross Rents" shall mean cash payments received on account of Eligible Contracts.

         "ICA" shall mean the Investment Company Act of 1940.

         "Indebtedness" shall mean, with respect to any Person, (i) all obligations of such Person for borrowed money or with respect to deposits or advances of any kind, (ii) all obligations of such Person evidenced by bonds, debentures, notes or other similar instruments, (iii) all obligations of such Person for the deferred purchase price of property or services, except current accounts payable arising in the ordinary course of business and not overdue beyond such period as is commercially reasonable for such Person's business,
(iv) all obligations of such Person under conditional sale or other title retention agreements relating to property purchased by such Person, (v) all payment obligations of such Person with respect to Interest Rate Contracts or currency protection agreements, (vi) all obligations of such Person as an account party under any letter of credit or in respect of bankers' acceptances,
(vii) all obligations of any third party secured by property or assets of such Person (regardless of whether or not such Person is liable for repayment of such obligations), (viii) all guarantees of such Person and (ix) the redemption price of all redeemable preferred stock of such Person, but only to the extent that such stock is redeemable at the option of the holder or requires sinking fund or similar payments at any time prior to the Maturity Date.

         "Interest Rate Contracts" shall mean interest rate swap agreements, interest rate cap agreements, interest rate collar agreements, interest rate insurance and other agreements or arrangements designed to provide protection against fluctuation in interest rates.

         "Lease" shall mean a lease made by the Borrower as lessor under which it has leased Equipment to a lessee (the "Lessee"), together with all schedules, exhibits, riders, amendments, modifications and supplements thereto.

         "Lender" shall have the meaning assigned to such term in the preamble.

         "Lender Rate" for any Settlement Period shall mean:
                      (a) the sum of (i) the Adjusted LIBOR Rate for such Settlement Period plus (ii) the Program Fee Rate, or

                      (b) to the extent Lender elects, in its sole discretion, to fund, or is required to fund, the Loans for such Settlement Period pursuant to the Liquidity Agreement, a rate equal to the Liquidity Rate for such Settlement Period.

         "Lessee" shall have the meaning set forth under "Lease" in this Section 1.1.

         "LIBOR Business Day" shall mean a Business Day on which dealings in Dollar deposits are carried out in the London interbank market.

         "LIBOR Loans" shall mean Loans the interest on which is determined on the basis of either (x) the Adjusted LIBOR Rate plus the Program Fee or (y) the Liquidity Rate.

         "LIBOR Rate" shall mean, with respect to any Settlement Period, the rate per annum (rounded upwards, if necessary, to the nearest 1/100 of 1%) for deposits in Dollars for a one-month period (commencing on the first day of such Settlement Period), which appears on Telerate page 3750 on the first day of such Settlement Period. If such rate does not appear on Telerate Page 3750, the LIBOR Rate for such Settlement Period will be determined on the basis of the rate at which deposits in Dollars are offered by the Reference Bank at approximately 9:00 a.m., New York time, on the first day of such Settlement Period to prime banks in the London interbank market for a one-month period (commencing on the first day of such Settlement Period). Notwithstanding the foregoing, the LIBOR Rate with respect to the initial Settlement Period shall be 5.96875%.

         "Lien" shall mean any mortgage, pledge, security interest, hypothecation, assignment, deposit arrangement, encumbrance, priority or other security agreement or preferential arrangement any kind or nature whatsoever (including any conditional sale or other title retention agreement, any financing lease having substantially the same economic effect as any of the foregoing, and the filing of any financing statement under the Uniform Commercial Code or comparable law of any jurisdiction).

         "Liquidity Agent" means the "Agent" (as such term is defined in the Liquidity Agreement) for the Liquidity Banks.

         "Liquidity Agreement" means the Liquidity Agreement, dated as of December 23, 1997, among the Liquidity Banks, the Lender and the Liquidity Agent, as such agreement may be amended, supplemented or otherwise modified from time to time, together with any other agreement approved by the Lender and the Program Agent for the provision of liquidity to support the Lender's Loans hereunder.

         "Liquidity Banks" means the banks and other financial institutions that are parties to the Liquidity Agreement.

         "Liquidity Commitment Fee" shall have the meaning assigned to such term in Section 2.7.

         "Liquidity Rate" for any Settlement Period means an interest rate per annum equal to the sum of the (i) Adjusted LIBOR Rate for such Settlement Period, plus (ii) 1.35%.

         "Liquidity   Termination  Date"  shall  mean  the  date  the  Liquidity
Agreement expires or is terminated for any reason.

         "Loan" or "Loans" shall mean any Loan made by the Lender to the Borrower hereunder.

         "Loan Documents" shall mean this Agreement, the Note, the Security Agreement, the Pledgeholder Agreement, the Subordination Agreement, the Custodian Agreement, the Collection Account Agreement, the Fee Agreement, the Bank Intercreditor Agreement, any Interest Rate Contracts entered into in connection with the Obligations to which the Lender or Fleet is a party and all other documents executed and delivered in connection herewith or therewith, including all amendments, modifications, supplements and restatements, of or to all such documents, but excluding, in any event, the Bank Loan Agreement, the Bank Security Agreement, the Bank Pledgeholder Agreement, the Bank Subordination Agreement (each of the three foregoing terms having the meanings set forth in the Bank Intercreditor Agreement) and any Interest Rate Contracts entered into in connection with the obligations under the Bank Loan Agreement.

         "Loan Paper" shall mean a Loan/Lease Agreement or Equipment Finance Agreement or other financing agreement made by an Account Debtor as purchaser or borrower in favor of the Borrower under which the Borrower has financed assets or the purchase of Equipment by, or the working capital of, an Account Debtor.

         "Loan Party" shall mean the Borrower, any Subsidiary of the Borrower and any other

Person (other than the Lender, the Program Agent, the Liquidity Agent and any Liquidity Bank) which now or hereafter executes and delivers to the Lender or the Program Agent any Loan Document.

         "Loan/Lease Agreement" shall mean an agreement substantially in the form of Exhibit D-2 between the Borrower, as lender, and an Account Debtor, as the borrower, together with all schedules, exhibits, riders, amendments, modifications and supplements thereto.

         "Lockbox Account" means account no. 8420071 maintained in the name of "BankBoston, N.A., as agent for Fleet Bank, N.A., as Agent" and referred to as the Borrowing Base Account in the "Bank Pledgeholder Agreement" (as defined in the Bank Intercreditor Agreement) for the purpose of receiving Collections of the Collateral.

         "Manager" or "Managers" shall mean any of Westech Investment Advisors, Inc. and Siguler Guff Advisers, L.L.C.

         "Maturity Date" shall mean such date as shall be the first anniversary of the Program Termination Date.

         "Note" shall have the meaning assigned to such term in Section 2.4.

         "Obligations" shall have the meaning set forth in Section 9.1.

         "Offering Memorandum" shall mean the Borrower's offering memorandum dated June 28, 1994.

         "Payor" shall have the meaning assigned to such term in Section 2.14.

         "Permitted Adverse Claims" means liens for taxes, assessments or charges of any governmental authority and liens of landlords, carriers, warehousemen, mechanics and materialmen imposed by law in the ordinary course of business, in each case for amounts not yet due.

         "Permitted Excess Concentration Amount" at any time shall mean, with respect to one (and only one) Account Debtor or Lessee selected by the Borrower (or the Servicer on its behalf) at such time, an amount equal to the amount by which the Discounted Present Value of all Receivables included in clause (I) of the definition of Aggregate Borrowing Base of such Account Debtor or Lessee exceeds the Concentration Limit for such Account Debtor or Lessee but is less than 10.0% of the Discounted Present Value of all Receivables included in clause
(I) of the definition of Aggregate Borrowing Base at such time.

         "Permitted Pari Passu Interest" shall mean a security interest in favor of Venture

Lending & Leasing II, Inc., a Maryland corporation (and its assigns) so long as such security interest is subject to an intercreditor agreement in the form of Exhibit G, with such changes thereto as may be necessary to effect the relative subordination of Venture Lending & Leasing II, Inc.'s security interest covered thereby to that of the Borrower, and in any event shall provide for a consent to the Program Agent's lien in the Borrower's rights thereunder.

         "Permitted Senior Interest" shall mean, with respect to any Loan Paper, a security interest on all or a portion of the collateral purportedly securing such Loan Paper granted by the related Account Debtor in favor of a Person other than the Borrower or Venture Lending & Leasing II, Inc.; provided, however, that
(x) the Borrower shall not be subject to any standstill or other restriction on its ability to enforce its rights or exercise remedies against such Account Debtor for a period longer than the earlier to occur of thirty (30) days following a default by such Account Debtor thereunder and an acceleration by the holder of the other security interest described above; (y) pursuant to the Credit Policy, the principal amount of loans which would have been made by the Borrower to such Account Debtor in the absence of such security interest is reduced by the principal amount of obligations secured by such security interest; and (z) the aggregate Discounted Present Value of the sum of (i) all Receivables arising under such Loan Paper, (ii) all Receivables arising under any other Lease or Loan Paper of such Account Debtor, (iii) all Receivables arising under any other Loan Paper subject to a Permitted Senior Interest (without regard to this clause (z)), and (iv) all Receivables arising under any other Lease or Loan Paper of all Account Debtors with respect to Loan Paper described in subclause (iii) above, does not exceed 50% of the Discounted Present Value of the Eligible Receivables (calculated without regard to this clause (z)) at such time.

         "Person" shall mean any individual, corporation (including a business trust), partnership, joint venture, limited liability company, joint stock company, trust, unincorporated organization or any other juridical entity, or a government or state or any agency or political subdivision thereof.

         "Plan" shall mean any plan of a type described in Section 4021(a) of ERISA in respect of which the Borrower is an "employer" as defined in Section 3(5) of ERISA.

         "Pledgeholder" shall mean BankBoston, N.A. in its capacity as Agent under the Pledgeholder Agreement and its successors and/or assigns in such capacity.

         "Pledgeholder Agreement" shall mean the Pledgeholder Agreement dated as of the date hereof, by and among the Lender, the Program Agent, the Pledgeholder and the Borrower, as amended, supplemented or otherwise modified from time to time.

         "Post Default Rate" shall mean, with respect to any Loans at any time, a rate of interest equal to 2% per annum in excess of the Alternate Base Rate at such time.

         "Program Agent" shall have the meaning assigned to such term in the preamble.

         "Program Agent's Account" shall mean the account(s) designated in writing from time to time by the Program Agent to the Borrower for the payment and remittance of amounts to the Program Agent, the Liquidity Agent or the Lender hereunder.

         "Program Fee Rate" shall have the meaning assigned to that term in the Fee Agreement.

         "Program Limit" means at any time $45,000,000 as such amount may be reduced pursuant to Section 2.1; provided, however, that at all times on and after the Program Termination Date, the "Program Limit" shall mean the aggregate outstanding principal balance of the Loans hereunder.

         "Program Termination Date" shall mean the earliest of (i) the date designated as such pursuant to Section 2.8, (ii) three years from the date hereof, (iii) the Liquidity Termination Date, and (iv) the date of declaration or automatic occurrence of the Program Termination Date pursuant to Article 8.

         "Real Property" shall mean any real property owned or leased by the Borrower or any of its Subsidiaries.

         "Receivables" shall mean installment loan payments or fixed non-cancelable rentals payable to the Borrower under Leases and/or Loan Paper (and in any event shall not include any unfunded commitment or other obligation of the Borrower under any Lease or Loan Paper).

         "Reference Bank" shall mean a bank appearing on the display designated as page "LIBO" on the Reuters Monitor Money Rates Service (or such other page as may replace the LIBO page on that service for the purpose of displaying London interbank offered rates of major banks); provided that if no such offered rate shall appear on such display, "Reference Bank" shall mean a bank in the London interbank market as selected by the Program Agent.

         "Regulation D" shall mean Regulation D of the Board of Governors of the Federal Reserve System.

         "Regulatory Change" shall mean, as to any Affected Person, any change after the date of this Agreement in United States federal, state or foreign laws or regulations (including Regulation D and the laws or regulations that designate any assessment rate relating to certificates of deposit or otherwise) or the adoption or making after such date of any interpretations, directives or requests applying to a class of banks, including such Affected

Person, of or under any United States federal, state or foreign laws or regulations (whether or not having the force of law) by any court or governmental or monetary authority charged with the interpretation or administration thereof.

         "Reportable Event" shall mean any of the events set forth in Section 4043(b) of ERISA or the regulations thereunder.

         "Required  Payment"  shall have the  meaning  assigned  to such term in
Section 2.14.

         "Requirements of Law" shall mean, as to any Person, the certificate of incorporation and by-laws or other organizational or governing documents of such Person, and any law, treaty, rule or regulation, or determination of an arbitrator or a court or other Governmental Authority, in each case applicable to or binding upon such Person or any of its property or to which such Person or any of its property is subject.

         "Reserve Requirement" shall mean, for any Settlement Period, the average maximum rate at which reserves (including any marginal, supplemental or emergency reserves) are required to be maintained during such period under Regulation D by depository institutions against "Eurocurrency liabilities" (as such term is used in Regulation D). Without limiting the effect of the foregoing, the Reserve Requirement shall reflect any other reserves required to be maintained by such depository institutions by reason of any Regulatory Change against: (i) any category of liabilities that includes deposits by references to which the LIBOR Rate is to be determined as provided in the definition of "LIBOR Rate" in this Section 1.1, or (ii) any category of extensions of credit or other assets that include LIBOR Loans.

         "Secured Party" shall have the meaning specified in the Security Agreement.

         "Security Agreement" shall mean the Security Agreement dated as of the date hereof, by and from the Borrower in favor of the Program Agent, as such Agreement may be amended, supplemented or otherwise modified from time to time.

         "Security   Documents"   shall  mean  the   Security   Agreement,   the
Pledgeholder Agreement and the Custodian Agreement.

         "Servicer" shall mean Westech Investment Advisors, Inc.

         "Servicing Fee" as of any Settlement Date shall mean a fee payable to the Servicer on such Settlement Date in an amount equal to the product of (x)
 .50%, (y) the balance of the Receivables in the Aggregate Borrowing Base as of the immediately prior Settlement Date, and (z) a fraction, the numerator of which is the actual number of days elapsed during such Settlement Period and the denominator of which is 365 or 366 days, as applicable.

         "Settlement Date" shall mean the 25th day of each calendar month, provided, that with respect to any such 25th day which is not a LIBOR Business Day, "Settlement Date" shall mean the immediately succeeding LIBOR Business Day.

         "Settlement Period" means a period from and including a Settlement Date to, but excluding, the next succeeding Settlement Date, provided that the first Settlement Period shall commence on December 23, 1997 and end on January 25, 1998.

         "Settlement Report" means a report, in substantially the form of Exhibit C, furnished by the Borrower to the Program Agent and the Lender pursuant to Section 5.2(d).

         "Specified Person" shall mean the Borrower or any of its Subsidiaries. "Structuring Fee" shall have the meaning assigned to such term in
Section 2.7.

         "Subject Transaction Warrants" shall have the meaning specified in the Bank Intercreditor Agreement.

         "Subordination Agreement" shall mean the Agreement of Subordination and Assignment dated as of the date hereof, by and among the Program Agent, the Borrower, and certain other parties, as amended, supplemented or otherwise modified from time to time.

         "Subsidiary" of any Person shall mean any other corporation, partnership or other entity of which the Person alone, or the Person and/or one or more of its Subsidiaries, owns, directly or indirectly, at least a majority of the securities having ordinary voting power for the election of directors.

         "Tangible Net Worth" shall mean the sum of capital surplus, earned surplus and capital stock minus deferred charges, intangibles and treasury stock, all determined in accordance with GAAP.

         "Transaction Warrants" shall mean all of the instruments issued by the Account Debtors and/or Lessees as issuers in consideration for the Borrower extending credit to such Account Debtor or Lessee, originally giving the Borrower, or the Borrower and the Program Agent jointly (or, in the case of any Transaction Warrants which are not Subject Transaction Warrants, the Borrower and the "Agent" under the Bank Loan Agreement jointly), the right to subscribe to a specified number of shares issuable by the Account Debtor or Lessee and each and every instrument issued by such issuers in exchange or as a replacement for the Transaction Warrants as originally issued.


Section I.2 Other Interpretive Provisions

          All terms defined in this Article I shall have the defined meanings when used in any Loan Document or in any certificate or other document delivered pursuant hereto or thereto unless otherwise defined therein. For purposes of the Loan Documents, and all such certificates and other documents, unless the context otherwise requires: (a) accounting terms not otherwise defined in the applicable document, and accounting terms partly defined in the applicable document to the extent not defined, shall have the respective meanings given to them under GAAP; (b) terms defined in Article 9 of the UCC as in effect in the State of New York and not otherwise defined in this Agreement are used as defined in that Article; (c) references to any amount as on deposit or outstanding on any particular date means such amount at the close of business on such day; (d) the words "hereof," "herein" and "hereunder" and words of similar import refer to the applicable Loan Document (or the certificate or other document in which they are used) as a whole and not to any particular provision of the applicable Loan Document (or such certificate or document); (e) references to any Section, Schedule or Exhibit are references to Sections, Schedules and Exhibits in or to this Agreement (or the certificate or other document in which the reference is made), and references to any paragraph, subsection, clause or other subdivision within any Section or definition refer to such paragraph, subsection, clause or other subdivision of such Section or definition; (f) the term "including" means "including without limitation"; (g) references to any law or regulation refer to that law or regulation as amended from time to time and include any successor law or regulation; (h) references to any Person include that Person's successors and assigns; and (i) headings are for purposes of reference only and shall not otherwise affect the meaning or interpretation of any provision hereof.

                                   ARTICLE II

                             LOANS AND SETTLEMENTS.

Section II.1  Loan Facility

           Subject to the terms and conditions hereof, including those set forth in Section 4 the Lender hereby agrees to make loans to the Borrower
(individually, a "Loan" and collectively the "Loans") from time to time on any Settlement Date to occur during the period from the date hereof to the Program Termination Date (provided that the initial Loans shall be made on the date hereof, subject to the terms and conditions provided herein). Under no circumstances shall the Lender make a Loan if, after giving effect to such Loan, the aggregate principal amount of the Loans outstanding would exceed the lesser of (i) the Aggregate Borrowing Base, and (ii) the Program Limit as then in effect. Such lesser amount is hereinafter referred to as the "Borrowing Capacity". Subject to the terms of this Agreement, during the period from the date hereof to the Program Termination Date, the Borrower may borrow, repay and prepay (subject to the provisions of Section 2.23) and reborrow up to the amount of the Borrowing Capacity.

Section II.2 Making of Loans

           (a) On each Determination Date, the Borrower shall give the Program Agent written notice of the borrowing, if any, and repayment and/or prepayment of the Loans to occur on the related

Settlement Date (in each case, a "Borrowing Notice") . Each such written notice shall be irrevocable and shall be effective only if received by the Program Agent not later than 9:00 a.m., New York City time, on such Determination Date.

         (b) Each such Borrowing Notice shall specify the amount of Loans to be borrowed, repaid and/or prepaid on the related Settlement Date. The Program Agent shall notify the Lender of the content of each such Borrowing Notice promptly after its receipt thereof.

         (c) Each Borrowing Notice shall be accompanied by a Settlement Report which shall include a representation by the Borrower that, after giving effect to all borrowings, repayments and prepayments on the related Settlement Date, the outstanding balance of the Loans will not exceed the Borrowing Capacity. The Lender shall, on each Settlement Date, notify the Program Agent and the Borrower of the Lender Rate for the Loans for the then current Settlement Period; provided, however, that the failure of the Program Agent to so advise the Borrower on any one or more occasions shall not affect the rights of the Lender or the Program Agent or the obligations of the Borrower hereunder.

Section II.3 Disbursement of Loan Proceeds

         On each Settlement Date, the Lender shall, upon satisfaction of the applicable conditions set forth in Section 4, make available to the Borrower in same day funds, the amount of the Loan to be funded on such date (after giving effect to any netting pursuant to clause Fourth of Section 2.5(b)) at the location notified by the Borrower to the Program Agent and the Lender from time to time.

Section II.4 Notes

         (a) The Loans made by the Lender shall be evidenced by a single promissory note of the Borrower in substantially the form of Exhibit A (the "Note"). The Note shall be dated the date hereof, shall be payable to the order of the Lender in a principal amount equal to the Program Limit as originally in effect, and shall otherwise be duly completed. The Note shall be payable as provided in Sections 2.1 and 2.5.

         (b) The Lender shall enter on a schedule attached to the Note a notation with respect to each Loan made hereunder of: (i) the date and principal amount thereof, (ii) each payment and prepayment of principal thereof, and (iii) the initial interest rate thereof. The failure of the Lender to make a notation on the schedule to the Note as aforesaid shall not limit or otherwise affect the obligation of the Borrower to repay the Loans in accordance with their respective terms as set forth herein.

Section II.5 Settlemet Procedures

         (a) The Borrower shall maintain in effect at all times instructions to all Account Debtors and Lessees to make payment of any obligations owing to the Borrower directly to the

Lockbox Account (which account shall remain subject to the terms of the Bank Pledgeholder Agreement (as defined in the Bank Intercreditor Agreement) or the Pledgeholder Agreement) and shall not change the name or designation of such account without the prior written consent of the Lender and the Program Agent. The Custodian shall receive all Collections of Receivables and related assets included in the Collateral by means of remittance or deposit to the Lockbox Account. The Custodian (at the direction of the Borrower (or the Servicer) or, at any time during the existence of an Acceleration Event at the direction of the Agent under the Bank Loan Agreement) shall identify, set aside and hold in trust for the Lender all Collections of Receivables and related assets included in the Blue Keel Senior Collateral received into the Lockbox Account and, within two Business Days following the remittance or deposit thereof to the Lockbox Account, deposit such Collections into the Collection Account.

         (b) Subject to the rights of the Program Agent (on behalf of itself and the other Secured Parties) under the Security Documents during the existence of a Default or Event of Default, on each Settlement Date the Program Agent (at the direction of the Borrower (or the Servicer)) shall, from (i) Collections then on deposit in the Collection Account and (ii) payments received by the Borrower on such Settlement Date pursuant to the Interest Rate Contracts entered into pursuant to Section 5.8 (the aggregate of the amounts described in clauses (i) and (ii) on any Settlement Date being the "Available Funds" for such Settlement
Date), make the following payments in the order of priority set forth below:

                      (i) First,  to the  counterparty  under the Interest  Rate
         Contracts, the fixed amount payable by the Borrower thereunder on such Settlement Date, together with any such fixed amounts payable thereunder on any prior Settlement Date which remain unpaid on such Settlement Date, together with any accrued and unpaid interest thereon, if any;

                      (ii) Second, to the Liquidity Agent, all accrued and unpaid Liquidity Commitment Fees as of such Settlement Date;

                      (iii) Third, to the Program Agent, for the account of the Lender (for further payment to the Liquidity Banks, if applicable) all accrued and unpaid interest on the Loans as of such Settlement Date;

                      (iv) Fourth, to the Program Agent, for the account of the Lender (for further payment to the Liquidity Banks, if applicable) the Amortization Amount for such Settlement Date (provided that any Loans to be made on such Settlement Date may be netted against such payment so that only the net amount owing to the Lender pursuant to this clause Fourth is paid and only the net borrowing amount is funded by the Lender pursuant to Section 2.3);

                      (v) Fifth, to the Person(s) entitled to such amounts, the amount of all other Obligations which are then payable to the Lender or any other Affected Person, pro rata;

                      (vi) Sixth, to the Servicer all accrued and unpaid Servicing Fees as of such date; and

                      (vii) Seventh, to the Borrower any funds remaining after the application of funds described in clauses First through Sixth above on such Settlement Date;

provided, however, that notwithstanding the foregoing, the Obligations are full recourse obligations of the Borrower and, to the extent Available Funds on any Settlement Date are insufficient to pay all amounts described in clauses First through Sixth above on such Settlement Date, the Borrower shall nonetheless be obligated to pay such Obligations on such Settlement Date.

Section II.6 Interest

         (a) The Borrower shall pay to the Lender interest on the unpaid principal amount of each Loan for each Settlement Period during the period commencing on the date such Loan is advanced until such Loan shall be paid in full at the Lender Rate for such Settlement Period:

         (b) Except as provided in Section 2.12, accrued interest on each Loan shall be payable on each Settlement Date and on the Maturity Date if the Obligations have not been paid in full in cash prior to the Maturity Date.

Section II.7 Fees

         The Borrower shall pay certain non-refundable fees (collectively, the "Fees") as follows:

         (a) The Borrower shall pay to the Program Agent a structuring fee (the "Structuring Fee") in such amounts and at such times as set forth in the Fee Agreement.

         (b) The Borrower shall pay to the Liquidity Agent, for the account of each Liquidity Bank, a liquidity commitment fee (the "Liquidity Commitment Fee") for the period from the date of this Agreement to and including the Liquidity Commitment Termination Date in an amount equal to, for each Settlement Period, the product of (x) the per annum rate specified in the Fee Agreement, (y) the weighted average amount of such Liquidity Bank's unused commitment under the Liquidity Agreement, and (z) a fraction, the numerator of which is the number of days in such Settlement Period and the denominator of which is 360. The accrued Liquidity Commitment Fee shall be payable monthly in arrears on the each Settlement Date and on the Liquidity

Commitment  Termination Date.

Section II.8 Voluntary Changes in Program Limit; Payments

         (a) The Borrower shall be entitled to terminate or reduce the Program Limit; provided that the Borrower shall give at least 10 Business Days' prior written notice of such termination or reduction to the Lender and that any partial reduction of the Program Limit shall be in an aggregate minimum amount equal to $5,000,000 or in $1,000,000 increments in excess thereof. Any such termination or reduction shall be permanent and irrevocable.

         (b) The Loans may be prepaid on any Settlement Date, in whole or in part, without premium or penalty, upon prior written notice to the Program Agent as provided in Section 2.2, in integral multiples of $1,000,000 and any amount so prepaid may, subject to the terms and conditions hereof, be reborrowed hereunder prior to the Program Termination Date. Loans prepaid or repaid after the Program Termination Date may not be reborrowed.

Section II.9 Use of Proceeds

         The proceeds of Loans hereunder shall be used to refinance advances made under the Bank Loan Agreement to finance the related Eligible Contracts.

Section II.10 Computations

         Interest on all Loans and each Fee shall be computed on the basis of a year of 360 days and actual days elapsed (including the first day but excluding the last) occurring in the period for which payable.

Section II.11 Minimum Amounts of Borrowings

         Each borrowing of Loans hereunder shall be in an amount at least equal to $5,000,000 or in $1,000,000 increments in excess thereof.

Section II.12 Time and Method of Payments

         (a) All payments of principal, interest, Fees and other amounts (including indemnities) payable by the Borrower hereunder shall be made in Dollars, in immediately available funds, to the Agent's Account, or at such other account as may be specified by the Program Agent (or in the case of the Liquidity Commitment Fee, as may be specified by the Liquidity Agent) not later than 10:00 a.m., New York City time, on the date on which such payment shall become due (and the Program Agent or any other Person for whose account any such payment is to be made may, but shall not be obligated to, debit the amount of any such payment that is not made by such time to any ordinary deposit account of the Borrower with the Program Agent or such other Person, as the case may
be).
Additional provisions relating to payments are set forth in Section 11.5.

         (b) If all or a portion of the principal or interest of any Loan shall not be paid when due (whether at the stated or any accelerated maturity of such Loan) or if any Fee or other amount due hereunder shall not be paid when due, all Loans, and such interest, Fee or amount due hereunder, to the extent permitted by applicable law, shall bear interest, from and after the expiration of any grace period set forth in Article VIII and continuing until paid (payable on demand, and in any event on the last day of each month, and computed daily on the basis of a 360-day year for actual days elapsed) at the Post Default Rate until paid.

Section II.13 Required Borrowing Documentation

         The Borrower, on or prior to the date of delivery of each Settlement Report, shall have taken the actions with respect to all agreements, instruments and documents relating to assets included in the Aggregate Borrowing Base as may be required under the Pledgeholder Agreement and/or the Security Agreement, including delivery to the Program Agent or the Pledgeholder of: (i) all original Lease or Loan Paper, as the case may be, which is included in the Aggregate Borrowing Base endorsed in blank (if Loan Paper); (ii) all Subject Transaction Warrants, if any, with respect to any Lease or Loan Paper included in the Aggregate Borrowing Base; and (iii) a copy of all applicable UCC financing statements indicating the assignment to the Program Agent of the Borrower's security interest in any collateral obtained in connection with any Lease or Loan Paper included in the Aggregate Borrowing Base, which collateral shall include any Equipment being financed or leased by Borrower.

SECTION II.14[Intentionally Omitted]

Section II.15 Set-Off

         The Borrower hereby agrees that, in addition to (and without limitation of) any right of set-off, banker's lien or counterclaim the Lender, the Program Agent and the Liquidity Agent may otherwise have, each of the Lender, the Program Agent and the Liquidity Agent shall be entitled, at its option, to offset balances held by it at any of its offices against any principal of or interest on any of its Loans hereunder, or any Fee or other Obligation payable to it, that is not paid when due (regardless of whether such balances are then due to the Borrower), in which case it shall promptly notify the Borrower and the Program Agent thereof, provided, that failure to give such notice shall not affect the validity thereof.

Section II.16 Additional Costs; Capital Requirements

         (a) In the event that any existing or future law or regulation, guideline or interpretation thereof, by any court or administrative or governmental authority (foreign or domestic) charged with the administration thereof, or compliance by any Affected Person with any request or directive (whether or not having the force of law) of any such authority shall impose, modify or deem applicable or result in the application of, any capital maintenance, capital ratio or similar requirement against commitments made by any Affected Person hereunder, under the Liquidity Agreement, or under any other agreement providing financing for the Loans, and the result of any event referred to above is to impose upon any Affected Person or increase any capital requirement applicable as a result of the making or maintenance of, such Affected Person's commitment hereunder, under the Liquidity Agreement or under such other financing agreement, or the obligation of the Borrower hereunder (which imposition of capital requirements may be determined by each Affected Person's reasonable allocation of the aggregate of such capital increases or impositions), then, upon demand made by such Affected Person as promptly as practicable after it obtains knowledge that such law, regulation, guideline, interpretation, request or directive exists and determines to make such demand, the Borrower shall immediately pay to such Affected Person (as third party beneficiary, in the case of an Affected Person which is not also a party hereto) from time to time as specified by such Affected Person additional commitment fees or other amounts which shall be sufficient to compensate such Affected Person for such imposition of or increase in capital requirements together with interest on each such amount from the date demanded until payment in full thereof at the Post Default Rate. A certificate setting forth in reasonable detail the amount necessary to compensate such Affected Person as a result of an imposition of or increase in capital requirements submitted by such Affected Person to the Borrower shall be conclusive, absent manifest error, as to the amount thereof. For purposes of this Section 2.16, all references to any "Affected Person" shall be deemed to include any participant in such Affected Person's Program hereunder, under the Liquidity Agreement, or under such other financing agreement, as the case may be.

         (b) In the event that any Regulatory Change shall: (i) change the basis of taxation of any amounts payable to any Affected Person under this Agreement, under the Liquidity Agreement or under any other agreement providing financing for the Loans, in respect of any Loans including LIBOR Loans, or any financings of such Loans (other than taxes imposed on the overall net income of such Affected Person for any such Loans or other financings by the United States of America or the jurisdiction in which such Affected Person has its principal office); or (ii) impose or modify any reserve, Federal Deposit Insurance Corporation premium or assessment, special deposit or similar requirements relating to any extensions of credit or other assets of, or any deposits with or other liabilities of, such Affected Person (including any of such Loans or other financings or any deposits referred to in the definition of "LIBOR Rate" in
Section 1.1); or (iii) impose any other conditions affecting this Agreement, the Liquidity Agreement or any other agreement providing financing for the Loans in respect of Loans including LIBOR Loans, or any financings of such Loans (or any of such extensions of credit, assets, deposits or liabilities); and the result of any event referred to in clause (i), (ii) or (iii) above shall be to increase such Affected Person's costs of making or maintaining any Loans or any such other financings, including LIBOR Loans, or its obligation to make Loans hereunder or its commitment under the Liquidity Agreement or under any other agreement providing financing for the Loans or to reduce any amount receivable by such Affected Person hereunder or thereunder in respect of any of its Loans, or any such other financings, or its obligation to make Loans hereunder, or its commitment under the Liquidity Agreement or under any other agreement providing financing for the Loans (such increases in costs and reductions in amounts receivable are hereinafter referred to as "Additional Costs") in each case, only to the extent that such Additional Costs are not included in the LIBOR Rate applicable to such Loans, then, upon demand made by such Affected Person as promptly as practicable after it obtains knowledge that such a Regulatory Change exists and determines to make such demand (a copy of which demand shall be delivered to the Program Agent), the Borrower shall pay to such Affected Person from time to time as specified by such Affected Person additional commitment fees or other amounts which shall be sufficient to compensate such Affected Person for such increased cost or reduction in amounts receivable by such Affected Person from the date of such change, together with interest on each such amount from the date demanded until payment in full thereof at the Post Default Rate. All references to any "Affected Person" shall be deemed to include any participant in such Affected Person's Program hereunder, under the Liquidity Agreement or under any other agreement providing financing for the Loans.

         (c) Without  limiting the effect of the  foregoing  provisions  of this
Section 2.16, in the event that, by reason of any Regulatory Change, any Affected Person either: (i) incurs Additional Costs based on or measured by the excess above a specified level of the amount of a category of deposits or other liabilities of such Affected Person which includes deposits by reference to which the LIBOR Rate (or any other financings of LIBOR Loans by such Affected Person) is determined as provided in this Agreement or a category of extensions of credit or other assets of such Affected Person which includes LIBOR Loans or any such other financings, or (ii) becomes subject to restrictions on the amount of such a category of liabilities or assets that it may hold, then, if such Affected Person so elects by notice to the Borrower (with a copy to the Program Agent), the obligation of the Lender to make LIBOR Loans hereunder shall be suspended until the date such Regulatory Change ceases to be in effect (and all LIBOR Loans then outstanding shall commence accruing interest at the Alternate Base Rate in accordance with Section 2.19).

         (d)  Determinations by any Affected Person for purposes of this Section
2.16 of the effect of any Regulatory Change on its costs of making or maintaining Loans or other financings under the Liquidity Agreement or under any other agreement providing financing for the Loans or on amounts receivable by it in respect of Loans or such other financings, and of the additional amounts required to compensate such Lender in respect of any Additional Costs, shall be set forth in writing in reasonable detail and shall be conclusive, absent manifest error.

Section II.17 Limitation on LIBOR Loans

         Anything herein to the contrary notwithstanding, if, on or prior to the determination of an interest rate for any LIBOR Loans for any Settlement Period therefor, the Program Agent determines (which determination shall be conclusive):

                      (a) by reason of any event affecting the money markets in the United States of America or the London interbank market, quotations of interest rates for the relevant deposits are not being provided in the relevant amounts or for the relevant maturities for purposes of determining the rate of interest for such Loans under this Agreement; or

                      (b) the rates of interest referred to in the definition of "LIBOR Rate" in Section 1.1 do not accurately reflect the cost to the Lender of making or maintaining such Loans for such period, then the Program Agent shall give the Borrower and the Lender prompt notice thereof (and shall thereafter give the Borrower and the Lender prompt notice of the cessation, if any, of such condition), and so long as such condition remains in effect, the Lender shall be under no obligation to make LIBOR Loans and the Borrower shall, on the next Settlement Date either prepay such Loans in accordance with Section 2.8 or such Loans shall commence accruing interest at the Alternate Base Rate.

Section II.18 Illegality

         Notwithstanding any other provision in this Agreement, in the event that it becomes unlawful for any Affected Person to honor its obligation to make or maintain LIBOR Loans hereunder or to provide financings under the Liquidity Agreement or any other agreement providing financing for the Loans at a rate based on a London-interbank rate, then such Affected Person shall promptly notify the Borrower thereof (with a copy to the Program Agent), describing such illegality in reasonable detail (and shall thereafter promptly notify the Borrower and the Program Agent of the cessation, if any, of such illegality), and the Lender's obligation to make LIBOR Loans shall, upon written notice given by such Affected Person to the Borrower, be suspended until such time as such Affected Person may again make and maintain LIBOR Loans or such other financings and the Lender's outstanding LIBOR Loans shall commence accruing interest at the Alternate Base Rate in accordance with Section 2.19.

Section II.19 Certain Events pursuant to Section 2.16 and 2.18

         If any LIBOR Loans ("Affected Loans") are to commence accruing interest at the Alternate Base Rate pursuant to Section 2.16 or 2.18, the Affected Loans shall commence accruing interest at the Alternate Base Rate on the next Settlement Date (or, if as a result of the circumstances described in Section 2.16(b) or Section 2.18), on such earlier date as the Lender may specify to the Borrower with a copy to the Program Agent) and, until the Lender gives notice as provided below that the circumstances specified in Section 2.16 or
2.18 that gave rise to such event no longer exist, all LIBOR Loans that would otherwise be made by the Lender shall be made instead as Base Rate Loans.

Section II.20 Indemnities

         The Borrower hereby indemnifies the Program Agent, the Lender and each other Affected Person against any and all loss and reasonable expenses which the Program Agent, the Lender or such Affected Person may sustain or incur as a consequence of any of the following:

                      (a) default in payment of the principal amount of any LIBOR Loan or any part thereof; or

                      (b) the failure of the Borrower to borrow a LIBOR Loan after sending notice of the amount requested with respect to the making of any such Loan; or

                      (c) the receipt or recovery of all or any part of a LIBOR Loan (excluding any such recovery on account of scheduled interest payments) on any day other than a Settlement Date (whether by prepayment, acceleration or otherwise, except if pursuant to Section 2.16(a) or Section 2.18).

Without limiting the effect of the foregoing, the amount to be paid by the Borrower to the Program Agent, the Lender and/or any other Affected Person in order to so indemnify the Program Agent, the Lender and/or such other Affected Person for any loss occasioned by any of the events described in the preceding paragraphs, and as liquidated damages therefor, shall be equal to the excess, discounted to its present value as of the date paid to the Program Agent for the benefit of the Lender, of (i) the amount of interest which otherwise would have accrued on the principal amount so received, recovered or not borrowed during the period (the "Indemnity Period") commencing with the date of such receipt, recovery, or failure to borrow to the final maturity date for such LIBOR Loans at the rate of interest applicable to such Loans over (ii) the amount of interest which would be earned by the Lender during the Indemnity Period if it invested the principal amount so received, recovered or not borrowed at the rate per-annum determined by the Program Agent as the rate it would bid in the London interbank market for a deposit of Eurodollars in an amount approximately equal to such principal amount for a period of time comparable to the Indemnity Period. A certificate as to any additional amounts payable pursuant to this
Section 2.20 setting forth the basis and method of determining such amounts shall be conclusive, absent manifest error, as to the determination by the Program Agent set forth therein if made reasonably and in good faith. The Borrower shall pay any amounts so certified to it by the Program Agent within 10 days of receipt of any such certificate. For purposes of this Section 2.20, all references to the "Lender" shall be deemed to include any participant in the Lender's rights and/or obligations hereunder.

                                   ARTICLE III

 .                        REPRESENTATIONS AND WARRANTIES

         In order to induce the Program Agent, the Liquidity Agent and the Lender to enter into this Agreement and to make the financial accommodations herein provided for, the Borrower hereby covenants, represents and warrants to the Program Agent, the Liquidity Agent and the

Lender that:

Section III.1 Financial Condition

         The consolidated balance sheet of the Borrower most recently furnished to the Program Agent and the related consolidated statements of operations and retained earnings and cash flows for the fiscal year ended on the date of such financial statements, certified by Arthur Andersen & Co., copies of which certified statements have heretofore been furnished to the Program Agent, are complete and correct and present fairly the financial condition of the Borrower as at such date, and the results of its operations and changes in financial position for the fiscal year then ended. Such certified financial statements, including schedules and notes thereto, have been prepared in accordance with GAAP. The Borrower has no material contingent obligations (other than commitments for lease and loan transactions in the ordinary course of the Borrower's business), contingent liabilities or liabilities for taxes, long-term leases or unusual forward or long-term commitments, which are not reflected in the foregoing certified statements or in the notes thereto. Since the date of the aforementioned financial statements, there has been no material adverse change in the business, operations, assets or financial or other condition of the Borrower.

Section III.2 Corporate Existence; Compliance with Law

         The Borrower (i) is duly organized, validly existing and in good standing under the laws of the jurisdiction of its incorporation, (ii) is a non-diversified closed-end management investment company and has elected status as a business development company under the ICA and is in compliance with the requirements of the ICA as it relates to business development companies, (iii) has the corporate power and authority and the legal right to own and operate its property, and to conduct the business in which it is currently engaged, (iv) is duly qualified as a foreign corporation and in good standing under the laws of each jurisdiction where its ownership or operation of property or the conduct of its business require such qualification, and (v) is in compliance with all Requirements of Law, except to the extent that the failure to so qualify as a foreign corporation as required by clause (iv) of this Section 3.2 or to comply with all Requirements of Law as required by clause (v) of this Section 3.2 could not, in the aggregate, have a material adverse effect on the business, operations, property or financial or other condition of the Borrower, and could not materially adversely affect the ability of the Borrower to perform its Obligations under this Agreement, the Note and the other Loan Documents.

Section III.3 Corporate Power; Authorization; Enforceable Obligations

         The Borrower has the corporate power and authority and the legal right to make, execute, deliver and perform its Obligations under this Agreement, the Note, and each other Loan Document and to borrow hereunder and under the Note, and has taken all necessary corporate action to authorize the borrowings on the terms and conditions of this Agreement and the Note, and to authorize the execution, delivery and performance of this Agreement, the Note and each of the other Loan Documents. No consent or authorization of, filing with, or other act by or in respect of any other Person (including stockholders and creditors of the Borrower) or any Governmental Authority, is required in connection with the borrowings hereunder or with the execution, delivery, performance, validity or enforceability of this Agreement, the Note or any other Loan Document. This Agreement, the Note and the other Loan Documents will be duly executed and delivered on behalf of the Borrower and this Agreement, the Note, and the other Loan Documents, when executed and delivered, will each constitute a legal, valid and binding obligation of the Borrower enforceable against the Borrower in accordance with its terms, except as enforceability may be limited by applicable bankruptcy, insolvency, reorganization, moratorium or similar laws affecting the enforcement of creditors' rights generally.

Section III.4 No Legal Bar

         The execution, delivery and performance of this Agreement, the Note and the other Loan Documents, the borrowings hereunder and the use of the proceeds thereof by the Borrower will not violate any Requirement of Law or any Contractual Obligation of the Borrower and will not result in, or require, the creation or imposition of any Lien on any of its properties or revenues pursuant to any Requirement of Law or Contractual Obligation except those in favor of the Program Agent, the Liquidity Agent and the Lender provided herein.

Section III.5 No Material Litigation

         No  litigation,   investigation  or  proceeding  of  or  before  any
arbitrator or Governmental Authority is pending by or against any Specified Person or against any of their properties or revenues (i) with respect to this Agreement, the Note, the other Loan Documents, or any of the transactions contemplated hereby or thereby, or (ii) which if adversely determined, would have a material adverse effect on the business, operations, property or financial or other condition of the Borrower and its Subsidiaries.

Section III.6 No Default

         No Specified Person is in default under or with respect to any Contractual Obligation in any respect which could be materially adverse to the business, operations, property or financial or other condition of the Borrower or any of its Subsidiaries, or which could materially and adversely affect the ability of the Borrower to perform its Obligations under this Agreement, the Note or any other Loan Document. No Default or Event of Default has occurred and is continuing.

Section III.7 No Burdensome Restrictions

         No Contractual Obligation of any Specified Person and no Requirement of Law materially adversely affects, or insofar as the Borrower may reasonably foresee may so affect, the business, operations, property or financial or other condition of any such Specified Person.

Section III.8 Taxes

         The Borrower has filed or caused to be filed all tax returns which to the knowledge of the Borrower are required to be filed, and has paid all taxes shown to be due and payable on said returns or on any assessments made against them or any of their property. The Borrower complies with all applicable tax laws to qualify and maintain its qualification as a regulated investment company under applicable tax law.

Section III.9 Federal Regulations

         The Borrower is not engaged nor will it engage, principally or as one of its important activities, in the business of extending credit for the purpose of "purchasing" or "carrying" any "margin stock" within the respective meanings of each of the quoted terms under Regulation U of the Board of Governors of the Federal Reserve System as now and from time to time hereafter in effect. No part of the proceeds of any Loans hereunder will be used for "purchasing" or "carrying" "margin stock" as so defined or for any purpose which violates, or which would be inconsistent with, the provisions of the Regulations of such Board of Governors.

SECTION III.10    Environmental Matters

         (a) None of the Real Property contains, or to the best knowledge of the Borrower has previously contained, any hazardous or toxic waste or substances or underground storage tanks.

         (b) The Real Property is in compliance with all applicable federal, state and local environmental standards and requirements affecting such Real Property, and there are no environmental conditions which could interfere with the continued use of the Real Property.

         (c) Neither the Borrower nor any of its Subsidiaries has received any notices of violations or advisory action by regulatory agencies regarding environmental control matters or permit compliance.

         (d) Hazardous waste has not been transferred from any of the Real Property to any other locations which is not in compliance with all applicable environmental laws, regulations or permit requirements.

         (e) With respect to the Real Property, there are no proceedings, governmental administrative actions or judicial proceedings pending or, to the best knowledge of the Borrower, contemplated under any federal, state or local law regulating the discharge of hazardous or toxic materials or substances into the environment, to which the Borrower or any of its Subsidiaries is named as a party.

Section III.11 Liens and Security Interests

         The Liens granted hereunder and pursuant to the Security Documents secure the Obligations, whether or not so stated in such documents, and the terms

"Obligations", or "Secured Obligations" as used herein and in such Security Documents (or any other term used herein or therein to describe or refer to the indebtedness, liabilities and obligations of the Borrower to the Program Agent, the Liquidity Agent and the Lender) include all of the Obligations.

Section III.12 Continuing Effectiveness of Liens

         Without the taking of any further action (other than the filing of Uniform Commercial Code financing statements in the locations set forth on
Schedule I), the Liens created and granted hereunder and by the Security Documents, shall, after giving effect to this Agreement, and, assuming, with respect to any Liens created under the Pledgeholder Agreement with respect to the Possessory Collateral (as therein defined), that the Program Agent or the Pledgeholder shall have possession and control of such collateral as of the date hereof, constitute valid perfected liens on the Collateral, subject to no prior or equal Lien (other than Permitted Pari Passu Interests and a security interest in favor of the agent under the Bank Loan Agreement so long as such security interest is subject to the Bank Intercreditor Agreement).

Section III.13 Settlement Reports

         No Settlement Report, information, exhibit, financial statement, document, book, record or report furnished or to be furnished by any Specified Person to the Program Agent or the Lender in connection with this Agreement is or shall be inaccurate in any material respect as of the date it is or shall be dated or (except as otherwise disclosed to the Program Agent or the Lender, as the case may be, at such time) as of the date so furnished, or contains or shall contain any material misstatement of fact or omits or shall omit to state a material fact or any fact necessary to make the statements contained therein not materially misleading.

                                   ARTICLE IV

                              CONDITIONS PRECEDENT

Section IV.1 Conditions Precedent to Initial Loans

         The obligation of the Lender to make the initial Loans hereunder is subject to the fulfillment (to the satisfaction of the Lender and the Program Agent) of the following conditions precedent:

         (a) The Borrower shall have executed and delivered to the Program Agent (duly executed by each other party thereto (other than the Lender or the Program Agent)):

         (i) the Note;

         (ii) the Custodian Agreement;

         (iii) the Pledgeholder Agreement;

         (iv) the Subordination Agreement;

         (v) the Security Agreement;

         (vi) such UCC-1 financing statements as may be necessary to permit the perfection of all Liens pursuant to the Security Documents;

         (vii) a favorable opinion of counsel to the Borrower, dated the date hereof, addressed to the Program Agent, the Liquidity Agent and the Lender, and covering such matters incident to the transactions contemplated by this Agreement as the Program Agent and the Lender shall reasonably require (including the Borrower's tax status as a regulated investment company);

         (viii) (x) copies of the resolutions of the Board of Directors of the Borrower authorizing the execution, delivery and performance of this Agreement, the Note, and any Interest Rate Contract to which Fleet or the Lender is a party, certified by the Secretary or an Assistant Secretary of the Borrower; and
(y) a certificate of the Secretary or an Assistant Secretary of the Borrower certifying the names and true signatures of the officers of the Borrower authorized to sign any and all documents to be delivered by the Borrower or as required or contemplated hereunder;

         (ix) a Borrowing Notice, together with the initial Settlement Report;

         (x) the Collection Account Agreement; and

         (xi) a waiver letter pursuant to the Bank Loan Agreement which waives any non-compliance with Sections 7.1 and 7.4 of the Bank Loan Agreement as a result of the transactions pursuant to this Agreement and the other Loan Documents and an intercreditor agreement (the "Bank Intercreditor Agreement") between the Program Agent and Fleet, as agent under the Bank Loan Agreement, in each case in form and substance satisfactory to the Program Agent and the Lender.

         (b) The Program Agent or the Pledgeholder shall have received (i) all original Lease or Loan Paper, as the case may be, which is included in the initial Aggregate Borrowing Base endorsed in blank (if Loan Paper); (ii) all Transaction

Warrants, if any, with respect to any Lease or Loan Paper included in the initial Aggregate Borrowing Base; and (iii) a copy of all applicable UCC financing statements indicating the assignment to the Program Agent of the Borrower's Lien in any collateral obtained in connection with any Lease or Loan Paper included in the initial Aggregate Borrowing Base, which collateral shall include any Equipment being financed or leased by the Borrower thereunder (or in the case of any Loan Paper evidencing working capital loans, which collateral shall include substantially all the assets of the applicable Account Debtor), provided, that, in the case of any UCC financing statement naming the Borrower as secured party and Fleet, either individually or as agent, as assignee, filed in connection with the Bank Loan Agreement, the condition specified in this clause (iii) shall be deemed satisfied so long as such UCC financing statement is subject to the Bank Intercreditor Agreement. If possession of such documents is with the Pledgeholder, the Pledgeholder shall have notified the Program Agent of its possession of such documents.

         (c) The Borrower shall have paid to the Program Agent, or the Liquidity Agent, as the case may be, all Fees payable to such Person which are then due.

         (d) At the time of the initial Loans, all legal matters incidental thereto shall be satisfactory to counsel for the Program Agent and the Program Agent shall have received all documents, instruments, agreements and opinions as the Program Agent or the Lender may have reasonably requested.

Section IV.2 Conditions Precedent to All Loans

         The obligation of the Lender to make any Loans (including, without limitation, the initial Loans hereunder) shall be subject to the fulfillment (to the satisfaction of the Program Agent and the Lender) of the following additional conditions precedent:

         (a) The representations and warranties made by the Borrower herein or in any other Loan Document or which are contained in any certificate, document or financial or other statement furnished at any time under or in connection herewith or therewith, shall be correct on and as of the borrowing date for such Loans as if made on and as of such date.

         (b) No Default or Event of Default shall have occurred and be continuing on the date such Loan is to be made or after giving effect to the Loans to be made on such date.

         (c) The Program Agent shall have received a Borrowing Notice and received and satisfactorily reviewed a Settlement Report, and after taking into account the Loans to be made, the aggregate principal amount of all Loans shall not exceed the

Borrowing Capacity, and the Borrower shall then be in compliance with the terms of Section 2.13.

         (d) There shall be no Excess Industry Concentration after giving effect to the Loans to be made on such date.

         (e) No Receivable under any Lease or Loan Paper to be included in the Aggregate Borrowing Base and as to which the Borrower has not previously been required to satisfy this condition is past due in accordance with the original terms of the related Lease or Loan Paper.

         (f) The Program Agent or the Pledgeholder shall have received (i) all original Leases and Loan Paper which are to be added to the Aggregate Borrowing Base on the date of such borrowing endorsed in blank (if Loan Paper); (ii) all Transaction Warrants, if any, with respect to any Lease or Loan Paper to be added to the Aggregate Borrowing Base on the date of such borrowing; (iii) an amendment to the Bank Intercreditor Agreement, to add such additional Leases and Loan Paper to Schedule 1 to such Agreement; (iv) the written consent of the "Majority Lenders" (as defined in the Bank Loan Agreement) to the making of such Loans; and (v) a copy of all applicable UCC financing statements indicating the assignment to the Program Agent of the Borrower's Lien in any collateral obtained in connection with any Lease or Loan Paper to be added to the Aggregate Borrowing Base on the date of such borrowing, which collateral shall include any Equipment being financed or leased by the Borrower thereunder (or in the case of any Loan Paper evidencing working capital loans, which collateral shall include substantially all the assets of the applicable Account Debtor), provided, that, in the case of any UCC financing statement naming the Borrower as secured party and Fleet, either individually or as agent, as assignee, filed in connection with the Bank Loan Agreement, the condition specified in this clause (v) shall be deemed satisfied so long as such UCC financing statement is subject to the Bank Intercreditor Agreement. If possession of such documents is with the Pledgeholder, the Pledgeholder shall have notified the Program Agent of its possession of such documents.

         (g) All legal matters incidental thereto shall be satisfactory to counsel for the Program Agent and the Lender.

         Each   borrowing  by  the  Borrower   hereunder   shall   constitute  a
representation and warranty by the Borrower as of the date of each such borrowing that the conditions in clauses (a)-(f) of this Section 4.2 have been satisfied.

                                    ARTICLE V

                              AFFIRMATIVE COVENANTS

         The Borrower hereby agrees that, so long as the Program Termination Date has not occurred, the Note remains outstanding and unpaid, or any other Obligation is outstanding, the Borrower will and with respect to the agreements set forth in Sections 5.1 through 5.8 will cause each Specified Person as applicable to:

Section V.1 Corporate Existence; BDC Status and Qualification

         Take the necessary steps to preserve its corporate existence and its status as a business development company under the ICA and its right to conduct business in all states in which the nature of its business requires qualification to do business. In the event of a dispute between the Borrower and the Lender as to when qualification is necessary, the decision of the Lender shall control.

Section V.2 Financial Information and Compliance Certificates

         (a) Keep its books of account in accordance with good accounting practices and furnish to the Program Agent and the Lender within 90 days after the last day of each of its fiscal years, the consolidated and consolidating balance sheets of the Borrower and its Subsidiaries as at such last day of the fiscal year and statements of income and retained earnings and cash flows for such fiscal year, each prepared in accordance with GAAP and certified by a firm of independent certified public accountants satisfactory to the Program Agent; and within 45 days after the close of each of the first three quarters of each fiscal year consolidated and consolidating balance sheets, statements of income and retained earnings and cash flows of the Borrower and its Subsidiaries as of the last day of and for such quarter and for the period of the fiscal year ended as of the close of the particular quarter, all such quarterly statements to be in reasonable detail, and certified by the chief financial or accounting officer of the Borrower as having been prepared in accordance with GAAP (subject to year-end adjustments). The Borrower will also, with reasonable promptness, furnish such other data as may be reasonably requested by the Program Agent or the Lender.

         (b) At the same time as it delivers the financial statements called for by Section 5.2(a), deliver a certificate of the president or the chief financial or accounting officer of the Borrower evidencing a computation of compliance with the provisions of Section 6 and stating that in each case, except as disclosed in such certificate, the Person making such certificate has no knowledge of any Default or Event of Default. Together with their delivery of annual certified financial statements, the Borrower's certified public accountants shall also deliver a certificate as of the date of such financial statements, which shall be addressed to the Borrower and the Program Agent.

         (c) Promptly upon the issuance or filing thereof, furnish to the Program Agent copies of all reports, if any, of the Borrower to the Securities and Exchange Commission or any other governmental authority or any securities exchange, and all reports, notices or statements sent to all stockholders of the Borrower or to the holders of any Indebtedness or to the trustee under any indenture under which any Indebtedness is issued;

         (d) Monthly (not later than the Determination Date during each month), furnish to the Program Agent and the Lender (i) a Settlement Report, which shall be completed, certified by the President and the chief financial officer of the Borrower and shall describe, in reasonable detail, as of the last day of the immediately preceding calendar month, the Aggregate Borrowing Base; and (ii) an aging of Receivables (and showing a separate aging of Receivables included in such Aggregate Borrowing Base), payments and borrowings made with respect to each Lease and Loan Paper and the outstanding balance of each such Lease and Loan Paper and the unused portion of any commitment of the Borrower thereunder (and showing separately all such information with respect to all Leases and Loan Paper included in such Aggregate Borrowing Base).

         (e) within 5 days of any officer or Manager of the Borrower obtaining knowledge of any Default or Event of Default, if such Default or Event of Default is then continuing, the Borrower shall furnish to the Program Agent a certificate of the chief financial or accounting officer of the Borrower setting forth the details thereof and the action which the Borrower is taking or proposes to take with respect thereto.

Section V.3 Insurance

         Maintain insurance with responsible and reputable insurance companies or associations in such amounts and covering such risks as is usually carried by companies engaged in similar businesses and owning similar properties in the same general areas in which the Borrower operates and naming the Program Agent, for the benefit of itself, the Lender and the Liquidity Agent, as loss payee thereon as its interest may appear and naming each of the Program Agent, the Liquidity Agent, the Lender and each Liquidity Bank as an additional insured; provided, that, neither the Program Agent nor any such other Person need be named an additional insured on any fidelity bond secured by the Borrower pursuant to Section 17(g) of the ICA or Rule 17g-1 thereunder.

Section V.4 Preservation of Properties; Compliance with Law

         Maintain and preserve all of properties which are used or which are useful in the conduct of its business in good working order and condition, ordinary wear and tear excepted, and comply with all Requirements of Law in all material respects and comply with all requirements of the ICA in order to maintain its status as a business development company under the ICA and comply with all applicable tax laws to qualify and maintain its qualification as a regulated investment company under applicable tax law.

Section V.5 Taxes

         Duly pay and discharge all taxes or
other claims which might become a Lien upon any of its property except to the extent that any such taxes or other claims are being in good faith appropriately contested with adequate reserves provided therefor.

Section V.6 Notice of Letigation

         Promptly notify the Program Agent in writing of any litigation, legal proceeding or dispute, other than disputes in the ordinary course of business or, whether or not in the ordinary course of business, involving amounts in excess of $100,000 affecting the Borrower or any Subsidiary of the Borrower whether or not fully covered by insurance, and regardless of the subject matter thereof (excluding, however, any actions relating to workers' compensation claims or negligence claims relating to use of motor vehicles, if fully covered by insurance, subject to deductibles).

Section V.7 Indemnity (Environmental Matters)

         Indemnify the Program Agent, the Liquidity Agent, each Liquidity Bank and the Lender against any liability, loss, cost, damage, or expense (including reasonable attorneys' fees) arising from (i) the imposition or recording of a Lien by any local, state, or federal government or governmental agency or authority pursuant to any Cleanup Laws; (ii) claims of any private parties regarding violations of Cleanup Laws; and (iii) costs and expenses (including reasonable attorneys' fees and fees incidental to the securing of repayment of such costs and expenses) incurred by any Specified Person, the Program Agent, the Liquidity Agent, any Liquidity Bank or the Lender in connection with compliance by any Specified Person or the Lender with any statute, regulation or order issued pursuant to any Cleanup Laws by any local, state or federal government or governmental agency or authority.

Section V.8 Interest Rate Protection

         Contemporaneously  with the funding of the initial Loans, enter into or purchase, and thereafter maintain, one or more Interest Rate Contracts with counterparties acceptable to the Program Agent, in its sole discretion covering a notional principal amount equal to at least 100% of the aggregate outstanding principal balance of the initial Loans; and on or prior to the funding of each Loan subsequent to the initial Loans hereunder, enter into or purchase supplemental or additional Interest Rate Contracts with counterparties acceptable to the Program Agent, in its sole discretion such that the aggregate notional principal amount covered by all such Interest Rate Contracts is at all times at least equal to 100% of the aggregate outstanding principal amount of all Loans hereunder. The Interest Rate Contracts shall fix the interest cost to the Borrower at a level and on terms and conditions customarily available in recognized rate swaps markets and at costs reasonable to the Borrower, and otherwise satisfactory to the Lender and the Program Agent. The Borrower shall pay and perform each such Interest Rate Contract as and when due and payable or required to be performed.

Section V.9 Articles of Incorporation

         If the Obligations have not been paid in full by December 23, 2001, the Borrower shall cause Article Thirteen of its Articles of Incorporation to be amended to provide that the Borrower's corporate existence shall continue for such period of time after December 31, 2002 as the Program Agent and the Lender may request.

                                   ARTICLE VI

                              FINANCIAL COVENANTS.

         The Borrower hereby agrees that, so long as the Program Termination Date has not occurred, the Note remains outstanding and unpaid, or any other Obligation is outstanding, the Borrower and its Subsidiaries on a consolidated basis will:

Section VI.1 Interest Coverage Ratio

         Not permit the ratio, as at the last day of each fiscal  quarter,  of
(x) EBIT for such fiscal quarter to (y) the consolidated interest expense of the Borrower and its Subsidiaries for such fiscal quarter in respect of Indebtedness for borrowed money, to be less than 1.50:1.00.

Section VI.2 Debt to Worth Ratio

         Maintain at all times a ratio of total consolidated liabilities, inclusive of contingent liabilities, to consolidated Tangible Net Worth of not more than 1.00:1.00.

Section VI.3 Minimum Debt Service Coverage Ratio

         Maintain a Debt Service Coverage Ratio of not less than, as at the last day of each fiscal quarter ending (i) during the fiscal years ending 1997 through and including 1999, 2.00:1.00, and (ii) thereafter (commencing with the fiscal quarter ending September 30, 1999), 1.5:1.00.

Section VI.4 Asset Coverage

         Maintain at all times a ratio of (x) total assets, less all liabilities and indebtedness not represented by senior securities, to (y) the aggregate amount of senior securities representing indebtedness of the Borrower, all as determined in accordance with the ICA, of at least 2.00:1.00.

                                   ARTICLE VII

                               NEGATIVE COVENANTS

         The Borrower hereby agrees that, so long as the Program remains in effect, the Note remains outstanding and unpaid, or any other Obligation is outstanding, it will not, nor will it permit any of its Subsidiaries to:

Section VII.1 Indebtedness for Borrowed Money

         Incur, or permit to exist, any Indebtedness for borrowed money except
(i) Indebtedness incurred pursuant to borrowings hereunder, (ii) Indebtedness existing on the date hereof and reflected in the financial statements referred to in Section 3.1, (iii) purchase money Indebtedness incurred in the acquisition of fixed assets within the limitations of Section 7.7, (iv) Interest Rate Contracts entered into in connection with the Loans, (v) Indebtedness incurred pursuant to borrowings under the Bank Loan Agreement, and (vi) Interest Rate Contracts entered into in connection with such borrowings pursuant to Section
5.9 of the Bank Loan Agreement.

SECTION VII.2 Mergers,  Acquisitions and Sales of Assets.

         Enter into any merger or consolidation or liquidate, windup or dissolve itself or sell, transfer or lease or otherwise dispose of all or any substantial part of its assets (other than sales of inventory and obsolete equipment in the ordinary course of business) or acquire by purchase or otherwise the business or all or any substantial part of the assets or stock of, another business entity; except that (i) any Subsidiary of the Borrower may merge into or consolidate with any other Subsidiary which is wholly-owned by the Borrower, (ii) any Subsidiary which is wholly-owned by the Borrower may merge with or consolidate into the Borrower, provided that the Borrower is the surviving corporation, and
(iii) the  Borrower  may create  Liens on its assets to the extent  permitted by
Section 7.4 Notwithstanding the foregoing, so long as no Event of Default has occurred and is continuing, the Borrower may sell, exercise or otherwise dispose of any Transaction Warrant and any shares or other securities issuable upon exercise or exchange thereof and all cash proceeds of the foregoing.

Section VII.3 Loans and Investments

         Lend or advance money, credit or property to or invest in (by capital contribution, loan, purchase or otherwise) any firm, corporation, or other
Person except investments (i) in United States Government obligations, certificates of deposit of any banking institution with combined capital and surplus of at least $200,000,000 or commercial paper, provided, however, that any such commercial paper shall have a maturity of one year or less from the date of purchase and be rated "A-1" by Standard & Poor's (or have a similar rating by any similar organization which rates commercial paper); (ii) in connection with the origination of Leases and Loan Paper in the ordinary course of business; (iii) in bank accounts in the ordinary course of the Borrower's business; (iv) in temporary advances to cover incidental expenses incurred in the ordinary course of the Borrower's business; and (v) in repurchase obligations fully secured by obligations of the United States Government or agencies thereof.

Section VII.4 Liens

         Create, assume or permit to exist, any Lien on any of its property or assets now owned or hereafter acquired except (i) Liens in favor of the Program Agent; (ii) Liens for taxes or other governmental charges which are not delinquent or which are being contested in good faith and for which a reserve shall have been established in accordance with generally accepted accounting principles; (iii) purchase money Liens granted to secure the unpaid purchase price of any fixed assets purchased within the limitations of Section 7.7; (iv) involuntary Liens which, in the aggregate, would not have a material adverse effect on the Borrower's business, properties or financial condition and (v) Liens in favor of the "Agent" under the Bank Loan Agreement to secure obligations under the Bank Loan Agreement and under the "Loan Documents" (as defined in the Bank Loan Agreement).

Section VII.5 Contigent Liabilities

         Assume, endorse, be or become liable for or guarantee the obligation of any Person in an amount, inclusive of all such obligations in the aggregate, of more than the lesser of $1,000,000 and ten percent (10%) of the aggregate principal balance of all outstanding Loans, excluding, however, the endorsement of negotiable instruments for deposit or collection in the ordinary course of business.

Section VII.6 Sales of Receivables; Sale - Leasebacks

         Sell, discount or otherwise dispose of notes, accounts receivable or other obligations owing to the Borrower, with or without recourse, except for the purpose of collection in the ordinary course of business; or sell any asset pursuant to an arrangement to thereafter lease such asset from the purchaser thereof.

Section VII.7 Capital Expenditures; Capitalized Leases

         Exclusive  of  Equipment   purchases  in  connection  with  Eligible
Contracts, expend in the aggregate for the Borrower and all of its Subsidiaries in excess of $50,000 in any fiscal year for Capital Expenditures including payments made on account of Capitalized Leases. For purposes of the foregoing, Capital Expenditures shall include payments made on account of any deferred purchase price or on account of any indebtedness incurred to finance any such purchase price.

Section VII.8 Lease Payment

         Expend in the aggregate for the Borrower and all Subsidiaries in excess of $50,000 in any fiscal year for the lease, rental or hire of real or personal property pursuant to any rental agreement therefor, whether an operating lease, capitalized lease or otherwise.

Section VII.9 Nature of Business

         Materially alter the nature of its business.

Section VII.10 Stock of Subsidiaries

         Sell or otherwise dispose of any of its Subsidiaries (except in connection with a merger or consolidation of any such Subsidiary into the Borrower or another Subsidiary of the Borrower) or permit a Subsidiary of the Borrower to issue any additional shares of its capital stock except pro rata to its stockholders.

Section VII.11 ERISA

         (i) Terminate any Plan so as to result in any material liability to the Pension Benefit Guaranty Corporation established pursuant to Subtitle A of Title IV of ERISA (the "PBGC"), (ii) engage in or permit any Person to engage in any "prohibited transaction" (as defined in Section 406 of ERISA or Section 4975 of the Internal Revenue Code of 1986) involving any Plan which would subject the Borrower to any material tax, penalty or other liability, (iii) incur or suffer to exist any material "accumulated funding deficiency" (as defined in Section 302 of ERISA), whether or not waived, involving any Plan, or (iv) allow or suffer to exist any event or condition, which presents a material risk of incurring a material liability to the PBGC by reason of termination of any Plan.

Section VII.12 Accounting Changes

         Make, or permit any Subsidiary of the Borrower to make any change in its accounting treatment or financial reporting practices except as required or permitted by generally accepted accounting principles in effect from time to time.

Section VII.13 Transactions with Affiliates or Managers

         Except as otherwise specifically set forth in this Agreement, directly or indirectly purchase, acquire or lease any property from, or sell, transfer or lease any property to, or enter into any other transaction, with any Affiliate or Manager except (i) in the ordinary course of business and at prices and on terms not less favorable to it than those which would have been obtained in an arm's-length transaction with a non-affiliated third party or (ii) the payment of compensation to the Managers as set forth in the Offering Memorandum, subject to Section 7.14. By their acknowledgment attached to this Agreement, the Managers agree (i) not to receive any payments prohibited under this Section
7.13 and (ii) that any prohibited payments received shall be held in trust by the Managers for the benefit of the Program Agent and the Lender.

Section VII.14 Incentive Fees

         Pay any Incentive Fees (as defined in the Offering Memorandum) at any time when a Default or Event of Default exists. By their acknowledgment attached to this Agreement, the Managers agree (i) not to receive any payments prohibited under this Section 7.14 and (ii) that any prohibited payments received shall be held in trust by the Managers for the benefit of the Program Agent and the Lender.

Section VII.15 Dividends

         At any time a Default or Event of Default shall occur and be continuing, declare or pay any dividends on its capital stock.

SECTION  VII.16  Change  in  Corporate  Names

         Make any change to its corporate
name or use any tradenames, fictitious names, assumed names or "doing business as" names other than those described in Schedule II, unless prior to the effective date of any such name change or use, the Borrower delivers to the Program Agent such Financing Statements (Form UCC-1 and UCC-3) executed by the Borrower which the Program Agent may request to reflect such name change or use, together with such other documents and instruments that the Program Agent may request in connection therewith.

SECTION VII.17 Extension or Amendment of Receivables

         Extend, amend or otherwise modify the terms of any such Receivable included in the Aggregate Borrowing Base, or permit either Manager to so extend, amend or otherwise modify the terms of any such Receivable except for extensions and adjustments of Delinquent Contracts in accordance with the Credit Policy as the Borrower or either Manager may determine to be appropriate to maximize collections thereof (but in any event, to not later than December 23, 2001).

SECTION  VII.18 Changes to Bank Related  Documents

         Not consent to any amendment or waiver of any provision in the Bank Loan Agreement or any documents related thereto applicable to the Custodian that would limit or adversely affect the obligations of the Custodian to either the Agent under the Bank Loan Agreement or the Program Agent.

                                  ARTICLE VIII

                               EVENTS OF DEFAULT

         Upon the occurrence and during the continuance of any of the following events (each an "Event of Default"):

         (a) The Borrower shall fail to pay any interest on or principal of the Note or any other amount payable hereunder when such payment is due or the Borrower shall default under any other Loan Document; or

         (b) Any representation or warranty made or deemed made by the Borrower herein or in any other Loan Document or which is contained in any certificate, document or financial or other statement furnished at any time under or in connection with this Agreement or any other Loan Document shall prove to have been false in any material respect on or as of the date made or deemed made; or

         (c) The Borrower shall default in the observance or performance of any covenant or provision contained in Sections 5.2(d), 5.4, 6, 7.2, 7.9, 7.10, 7.11, 7.12, 7.13, 7.14 or 7.17; or

         (d) The Borrower shall default in the observance or performance of any other provision contained in this Agreement and such default shall continue unremedied for a period of 15 days after written notice thereof is given to the Borrower by the Program Agent; or

         (e) The Borrower shall (i) default in any payment of any Indebtedness for borrowed money (other than the Note) with a principal balance in excess of $10,000 beyond the period of grace, if any, provided in the instrument or agreement under which such Indebtedness was created; (ii) default in the observance or performance of any other agreement or condition relating to any such Indebtedness or contained in any instrument or agreement evidencing, securing or relating thereto or any other event shall occur or condition exist, in each case the effect of which default or other event or condition is to cause or permit the holder or holders of such Indebtedness (or a trustee or agent on behalf of such holder or holders) to cause such Indebtedness to become due prior to its stated maturity; or (iii) without limiting the generality of the foregoing, any default or "Event of Default" shall occur under the Bank Loan Agreement or any document, instrument or agreement related thereto; or

         (f) (i) Any Specified Person shall commence any case, proceeding or other action (x) under any existing or future law of any jurisdiction, domestic or foreign, relating to bankruptcy, insolvency, reorganization or relief of debtors, seeking to have an order for relief entered with respect to it, or seeking to adjudicate it a bankrupt or insolvent, or seeking reorganization, arrangement, adjustment, winding-up, liquidation, dissolution, composition or other relief with respect to it or its debts, or (y) seeking appointment of a receiver, trustee, custodian or other similar official for it or for all or any substantial part of its assets, or any Specified Person shall make a general assignment for the benefit of its creditors; or (ii) there shall be commenced against any Specified Person any case, proceeding or other action of a nature referred to in clause (i) above which (x) results in the entry of an order for relief or any such adjudication or appointment or (y) remains undismissed, undischarged or unbonded for a period of 60 days; or (iii) there shall be commenced against any Specified Person any case, proceeding or other action seeking issuance of a warrant of attachment, execution, distraint or similar process against all or any substantial part of its assets which results in the entry of an order for any such relief which shall have not been vacated, discharged, or stayed or bonded pending appeal within 20 days from the entry thereof; or (iv) any Specified Person shall take any action in furtherance of, or indicating its consent to, approval of, or acquiescence in, any of the acts set forth in clause (i), (ii) or (iii) of this Article VIII (f) ; or (v) any Specified Person shall generally not, or shall be unable to, or shall admit in writing its inability to, pay its debts as they become due; or

         (g) (i) any Specified Person shall engage in any "prohibited transaction" (as defined in Section 406 of ERISA or Section 4975 of the Internal Revenue Code of 1986) involving any Plan, (ii) any "accumulated funding deficiency" (as defined in

Section 302 of ERISA), whether or not waived, shall exist with respect to any Plan, (iii) a Reportable Event shall occur with respect to, or proceedings shall commence to have a trustee appointed, or a trustee shall be appointed, to administer or to terminate, any Plan, which Reportable Event or institution of proceedings is, in the reasonable opinion of the Program Agent, likely to result in the termination of such Plan for purposes of Title IV of ERISA, and, in the case of a Reportable Event, the continuance of such Reportable Event unremedied for ten days after notice of such Reportable Event pursuant to Section 4043(a),
(c) or (d) of ERISA is given or the continuance of such proceedings for ten days after commencement thereof, as the case may be, (iv) any Plan shall terminate for purposes of Title IV of ERISA, and in each case in clauses (i) through (iv) above, such event or condition could subject the Borrower to any tax, penalty or other liabilities in the aggregate material in relation to the business, operations or property of the Borrower; or

         (h) the rendition by any court of a final judgment against any Specified Person in an amount in excess of $50,000 which shall not be satisfactorily stayed, discharged, vacated or set aside within 60 days of the making thereof; or the attachment of any property of any Specified Person which has not been released or provided for to the reasonable satisfaction of the Program Agent within 60 days after the making thereof; or

         (i) the occurrence of any Change of Control; provided that, in the case of a Change of Control caused by a Manager ceasing to be an Investment Advisor (within the meaning of the ICA) of the Borrower, no Event of Default shall occur if the Board of Directors of the Borrower approves an investment advisory contract with a substitute manager, which manager is reasonably acceptable to the Lender and the Program Agent, within thirty days of the Manager ceasing to be Investment Advisor, and such investment advisory contract is approved by the shareholders of the Borrower in accordance with the requirements of the ICA within ninety days of such board approval; or

         (j) on the last Business Day of any calendar month period, the average of the Delinquency Ratios as of the last Business Day of each of the three consecutive calendar month periods ending on such day shall exceed 20%; or

         (k) on the last Business Day of any calendar month period, the average of the Default Ratios as of the last Business Day of each of the three consecutive calendar month periods ending on such day shall exceed 12%; or

         (l) the Management Agreement (as defined in the Offering Memorandum), the Subordination Agreement or any other Security Document shall be terminated or otherwise cease to be in full force and effect or any Loan Party or any Manager shall take any steps to terminate any such Agreement; or

         (m) this Agreement and the Security Documents shall for any reason cease to create a valid and perfected first priority security interest in the Collateral; or

         (n) the Lender or Program Agent shall have determined in its reasonable discretion that one or more conditions exist or events have occurred which have resulted or would result in a material adverse change in the business, properties or financial condition of the Borrower;

then, in any such event, any or all of the following actions may be taken by written notice given by the Program Agent to the Borrower (except that with respect to any of the events set forth in paragraph (f) above, no such notice shall be required): (i) the Program Agent may declare the Program Termination Date to have occurred, whereupon the Program Termination Date shall immediately occur and all obligations of the Lender to make Loans to the Borrower shall immediately terminate; and/or (ii) the Program Agent may declare the Loans (with accrued interest thereon) and all other Obligations to be due and payable, and the same, and all interest accrued thereon, shall forthwith become due and payable without presentment, demand for payment, protest or notice of any kind, all of which are hereby waived, anything contained herein or in any instrument evidencing the Loans to the contrary notwithstanding.

                                   ARTICLE IX

                   COLLATERAL SECURITY AND ASSIGNMENT OF LOANS

Section IX.1 General Loan and Collateral Agreement

         As collateral security for the payment of any and all sums owing under the Loan Documents, and all other obligations, direct or contingent, joint, several or independent, of the Borrower under the Loan Documents now or hereafter existing, due or to become due to, or held or to be held by the Program Agent, the Liquidity Agent, any Liquidity Bank, any other Affected Person or the Lender, whether created directly or acquired by assignment or otherwise (all of such obligations being hereinafter collectively called the "Obligations"), the Borrower hereby grants to the Program Agent, for its benefit and the benefit of each other Secured Party, a Lien on any and all Transaction Warrants and any and all deposits or other sums at any time credited by or due from the Program Agent, the Liquidity Agent or the Lender to the Borrower, whether in regular or special depository accounts or otherwise, and any and all monies, securities and other property of the Borrower, and the proceeds thereof, now or hereafter held or received by or in transit to the Program Agent or the Lender and/or the Custodian or Pledgeholder from or for the Borrower, whether for safekeeping, custody, pledge, transmission, collection or otherwise, and any such deposits, sums, monies, securities and other property, may at any time after the occurrence of any Event of Default be set-off, appropriated and applied by the Program Agent, the Liquidity Agent or the Lender against any of the Obligations whether or not such Obligations are then due or are secured by any collateral, or, if they are so secured, whether or not such collateral held by the Program Agent, the Liquidity Agent or the Lender is considered to be adequate.

Section IX.2 Additional Collateral Security

         In addition to the collateral described in Section 9.1, payment of the Obligations is also secured by security interest in all the personal property of the Borrower, whether now owned or hereafter acquired, which is described in the Security Agreement and/or the Pledgeholder Agreement (together with the collateral described in Section 9.1, the "Collateral").

                                    ARTICLE X

                                THE PROGRAM AGENT

Section X.1 Appointment, Powers and Immunities

         The Lender and the Liquidity Agent each hereby irrevocably appoints and authorizes the Program Agent to act as its agent hereunder, under the Security Documents and the other Loan Documents with such powers as are specifically delegated to the Program Agent by the terms of this Agreement, the Security Documents and the other Loan Documents together with such other powers as are reasonably incidental thereto. The Program Agent shall have no duties or responsibilities except those expressly set forth in this Agreement, the Security Documents and the other Loan Documents and shall not be a trustee for the Lender or the Liquidity Agent. The Program Agent shall not be responsible to the Lender or the Liquidity Agent for any recitals, statements, representations or warranties contained in this Agreement, the Security Documents, or the other Loan Documents or in any certificate or other document referred to or provided for in, or received by any of them under, this Agreement, the Security Documents or the other Loan Documents, or for the value, validity, effectiveness, genuineness, enforceability or sufficiency of this Agreement, the Security Documents or the other Loan Documents or any other document referred to or provided for herein or therein or for the collectibility of the Loans or for the validity, effectiveness or value of any interest or security covered by the Security Documents or for the value of any Collateral or for the validity or effectiveness of any assignment, mortgage, pledge, security agreement, financing statement, document or instrument, or for the filing, recording, re-filing, continuing or re-recording of any thereof or for any failure by the Borrower or any of the other Loan Parties to perform any of its Obligations hereunder or under the other Loan Documents. The Program Agent may employ agents and attorneys-in-fact and shall not be answerable, except as to money or securities received by it or its authorized agents, for the negligence or misconduct of any such agents or attorneys-in-fact selected by it with reasonable care. Neither the Program Agent nor any of its directors, officers, employees or agents shall be liable or responsible for any action taken or omitted to be taken by it or them hereunder, under the Security Documents or the other Loan Documents or in connection herewith or therewith, except for its or their own gross negligence or willful misconduct.

Section X.2 Reliance by Agent

         The Program Agent shall be entitled to rely upon any certification, notice or other communication (including any thereof by telephone, facsimile transmission, telex, telegram or cable) believed by it to be genuine and correct and to have been signed or sent by or on behalf of the proper Person or Persons, and upon advice and statements of legal counsel, independent accountants and other experts selected by the Program Agent. As to any matters not expressly provided for by this Agreement, the Security Documents or the other Loan Documents, the Program Agent shall in all cases be fully protected in acting, or in refraining from acting, hereunder, under the Security Documents or the other Loan Documents in accordance with instructions signed by the Lender, and such instructions of the Lender and any action taken or failure to act pursuant thereto shall be binding on the Lender.

Section X.3 Events of Default

         The Program Agent shall not be deemed to have knowledge of the occurrence of a Default or Event of Default (other than the nonpayment of principal of or interest on Loans) unless the Program Agent has received notice from the Lender or the Borrower specifying such Default or Event of Default and stating that such notice is a "Notice of Default". In the event that the Program Agent receives such a notice of the occurrence of a Default or Event of Default, the Program Agent shall give notice thereof to the Lender (and shall give the Lender notice of each such non-payment). The Program Agent shall (subject to
Section 10.7) take such action with respect to such Default or Event of Default as shall be directed by the Lender.

Section X.4 Non-Reliance on Program Agent

         The Lender agrees that it has, independently and without reliance on the Program Agent, and based on such documents and information as it has deemed appropriate, made its own credit analysis of the Borrower and decision to enter into this Agreement and that it will, independently and without reliance upon the Program Agent, and based on such documents and information as it shall deem appropriate at the time, continue to make its own analysis and decisions in taking or not taking action under this Agreement, the Security Documents or the other Loan Documents. The Program Agent shall not be required to keep itself informed as to the performance or observance by the Borrower of this Agreement, the Security Documents or the other Loan Documents or any other document referred to or provided for herein or therein or to inspect the properties or books of the Borrower. Except for notices, reports and other documents and information expressly required to be furnished to the Lender by the Program Agent hereunder or under the Security Documents, or the other Loan Documents, the Program Agent shall not have any duty or responsibility to provide the

Lender with any credit or other information concerning the affairs, financial condition or business of the Borrower, that may come into the possession of the Program Agent or any of its Affiliates.

Section X.5 Failure to Act

         Except for action expressly required of the Program Agent hereunder, or under the Security Documents, the Program Agent shall in all cases be fully justified in failing or refusing to act hereunder or thereunder unless it shall be indemnified to its satisfaction by the Lender against any and all liability and expense that may be incurred by it by reason of taking or continuing to take any such action.

Section X.6 Resignation or Removal of Program Agent

         Subject to the appointment and acceptance of a successor Program Agent as provided below, the Program Agent may resign at any time by giving not less than 30 days' prior written notice thereof to the Lender and the Borrower and the Program Agent may be removed at any time with or without cause by the Lender. Upon any such resignation or removal, the Lender shall have the right to appoint a successor Program Agent. If no successor Program Agent shall have been so appointed by the Lender and shall have accepted such appointment within 30 days after the retiring Program Agent's giving of notice of resignation or the Lender's removal of the retiring Program Agent, then the retiring Program Agent may, on behalf of the Lender, after consultation with the Borrower, appoint a successor Program Agent which shall be a bank that has an office in New York, New York with a combined capital and surplus of at least $100,000,000. Upon the acceptance of any appointment as Program Agent hereunder or under the Security Documents by a successor Program Agent, such successor Program Agent shall thereupon succeed to and become vested with all the rights, powers, privileges and duties of the retiring Program Agent, and the retiring Program Agent shall be discharged from its duties and obligations hereunder and under the Security Documents. After any retiring Program Agent's resignation or removal hereunder as Program Agent, the provisions of this Article 10 shall continue in effect for its benefit in respect of any actions taken or omitted to be taken by it while it was acting as the Program Agent.

Section X.7 Program Agent and Affiliates

         Fleet and its Affiliates may generally engage in any kind of business with any Loan Party, any Account Debtor or Lessee, any of their respective Affiliates and any Person who may do business with or own securities of any such Person, all as if Fleet were not the Program Agent and without any duty to account therefor to the Lender.



                                   ARTICLE XI

                                  MISCELLANEOUS

Section XI.1 Notices

         All notices, requests and demands to or upon the respective parties hereto to be effective shall be in writing unless otherwise expressly provided herein and shall be deemed to have been duly given or made when delivered by hand, or by telegram or facsimile transmission, or when deposited in the mail addressed as follows, or to such address as may be hereafter notified in writing by the respective parties hereto and any future holders of any Note:

The Borrower:                       Venture Lending & Leasing, Inc.
                                    2010 North First Street, Suite 310
                                    San Jose, CA  95131
                                    Attn:  Salvador Gutierrez
                                    Facsimile No.: (408) 436-8625

with a copy to:                     Siguler Guff Advisers, L.L.C.
                                    630 Fifth Avenue, 16th Floor
                                    New York, NY 10111
                                    Attn:  Donald P. Spencer
                                    Facsimile No.: (212) 332-5120

The Program Agent:                  Fleet Bank, N.A.
                                    1185 Avenue of the Americas
                                    New York, NY  10036
                                    Attn:  Leasing and Finance
                                    Facsimile No.: (212) 819-6212

with a copy to:                     Fleet Corporate Finance
                                    One Federal Street, Third Floor
                                    Mail Stop: MA OF D03G
                                    Boston, MA  02211
                                    Attn:  Asset Securitization Group/Corporate
                                           Finance
                                    Facsimile No.:  (617) 346-0374

The Lender:                                 Blue Keel Funding, LLC
                                    c/o Global Securitization Services, LLC
                                    25 West 43rd Street, Suite 704
                                    New York, NY  10036
                                    Attn:  Andrew Stidd
                                    Facsimile No.:  (212) 302-8767

with a copy to:                     The Program Agent

Section XI.2 No Waiver; Cumulative Remedies

         No failure to exercise and no delay in exercising, on the part of the Program Agent or the Lender, any right, remedy, power or privilege hereunder shall operate as a waiver thereof; nor shall any single or partial exercise of any right, remedy, power or privilege hereunder preclude any other or further exercise thereof or the exercise of any other right.

Section XI.3 Survival of Representations and Warranties

         All representations and warranties made hereunder, in any other Loan Document and in any document, certificate or statement delivered pursuant hereto or thereto, or in connection herewith or therewith shall survive the execution and delivery of this Agreement, the Note, and the other Loan Documents.

Section XI.4 Payment of Expenses; Examination

         (a) The Borrower agrees to pay or reimburse the Program Agent, the Liquidity Agent and the Lender for all their costs and expenses incurred in connection with (i) the enforcement or preservation of any rights under this Agreement, the Note or any other Loan Document including the reasonable fees and disbursements of attorneys for the Program Agent, the Liquidity Agent and the Lender, and (ii) any claim or action threatened, made or brought against the Program Agent, the Liquidity Agent or the Lender arising out of or relating to any extent to this Agreement, the Note or any other Loan Document or any instrument or agreement entered into in connection with the transactions contemplated hereby or thereby. The Borrower shall be responsible to pay or reimburse the reasonable legal expenses or other out-of-pocket expenses incurred by the Program Agent and the Lender in connection with the negotiation and preparation of any amendment or modification of this Agreement or of any of the other Loan Documents; and in no event shall the Borrower be obligated to pay or reimburse any costs or out-of-pocket expenses that may be incurred by a participant who has purchased any interest in the Lender's rights and/or obligations hereunder.

         (b) The Borrower agrees that at any time and from time to time (but, unless an Event of Default shall be existing, in no event more than two occasions in any calendar year) the Program Agent may conduct, at the Borrower's expense an examination and audit of the Borrower's books and records

Section XI.5 Payments

         (a) As set forth in Article 2, all payments by the Borrower on account of principal, interest, fees and other charges (including any indemnities) shall be made to the Agent's Account, or such other as may be specified by the Program Agent (or in the case of the Liquidity Commitment Fee, as may be specified by the Liquidity Agent), in Dollars in immediately available funds, by wire transfer or otherwise, not later than 10:00 a.m., New York City time on the date such payment is due. Any such payment made on such date but after such time shall, if the amount paid bears interest, be deemed to have been made on, and interest shall continue to accrue and be payable thereon until, the next succeeding Business Day. If any payment of principal or interest becomes due on a day other than a Business Day or LIBOR Business Day, as the case may be, such payment may be made on the next succeeding Business Day or LIBOR Business Day, as the case may be, and such extension shall be included in computing interest in connection with such payment. Upon payment in full of the Note, the Lender shall mark the Note "Paid" and return it to the Borrower.

         (b) All payments hereunder and under the Note shall be made without set-off or counterclaim and, except as provided in clause (ii) below in such amounts as may be necessary in order that all such payments shall not be less than the amounts otherwise specified to be paid under this Agreement, the Note and the other Loan Documents (after withholding for or on account of: (i) any present or future taxes, levies, imposts, duties, fees, assessments or other similar charges of whatever nature (including any interest, penalties or similar liabilities with respect thereto) imposed by any government or any political subdivision or taxing authority thereof, other than any tax (except those referred to in clause (ii) below) on or measured by the net income (or franchise tax) of the Lender pursuant to applicable federal, state and local income tax laws ("Additional Amounts"), and (ii) amounts reasonably determined by the Lender to be equal to the taxes on or measured by the net income (or franchise tax) of the Lender payable by the Lender (after taking into account any deduction or credit claimed by the Lender for taxes withheld pursuant to clause
(i) above) with respect to the amount by which the payments required to be made under this sentence exceed the amounts otherwise specified to be paid in this Agreement, the Note and the other Loan Documents). The Borrower will furnish to the Lender within 45 days after the date the payment of Additional Amounts to the relevant taxing jurisdiction, or any withholding or deduction on account thereof, is due pursuant to applicable law, certified copies of tax receipts evidencing such payment by the Borrower. The Borrower will indemnify and hold harmless the Lender, and reimburse the Lender upon its written request, for the amount of any Additional Amounts so levied or imposed and paid or withheld by the Lender. The Borrower shall reimburse the amounts described in clause (ii) above within 30 days of the written request of the Lender pursuant to this
Section 11.5(b), which request shall contain a schedule that contains the Lender's calculation of such amounts. Nothing in this Section 11.5(b) shall require the Lender to disclose any tax return to the Borrower. Notwithstanding anything to the contrary contained in this Section 11.5(b), the Borrower shall be entitled to deduct or withhold income or similar taxes imposed by the United States (or any political subdivision or taxing authority thereof or therein) from interest, fees or other amounts payable hereunder to the extent that the Lender has not provided to the Borrower IRS Forms that establish a complete exemption from such deduction or withholding. Notwithstanding the preceding sentence, if as a result of a change in treaty, law or regulation that is applicable subsequent to the date of the execution and delivery of this Agreement, the Lender is entitled to a reduction, but not elimination of, applicable United States withholding taxes, the Borrower will be obligated to make the payments specified in this Section 11.5(b) with respect to such reduced withholding taxes provided that the Lender has furnished the Borrower with executed IRS Forms that establish such reduction in withholding tax.

         (c) If the Lender receives a refund of Additional Amounts or net income taxes reimbursed pursuant to Section 11.5(b)(ii) from a taxing jurisdiction then, within 45 days thereafter, the Lender shall pay to the Borrower an amount equal to such refunded Additional Amount or net income taxes less: (i) any reasonable out-of-pocket expenses incurred by such Lender in obtaining such refund, and (ii) any applicable withholding tax or similar assessment or levy required to be withheld and deducted from such payment pursuant to applicable local law. Nothing in this Section 11.5(c) shall obligate the Lender to seek a refund of such Additional Amounts or net income taxes nor require the Lender to disclose any tax return to the Borrower.

         (d) If the Lender is required to compensate any Affected Person as a result of any event or circumstance similar to those described in Section 11.5(b), then within ten days after demand by such Affected Person accompanied by a certificate setting forth the amounts so payable and the calculations thereof in reasonable detail, the Borrower shall pay such additional amount or amounts as may be necessary to pay such Affected Person the amounts due or to otherwise reimburse such Affected Person for any amounts paid by it.

Section XI.6 Assignments and Participations by the Lender

         (a) The Lender may assign all or a portion of its rights and obligations under this Agreement (including all or a portion of its Program, the Loans and the Note) to Fleet, any Affiliate of Fleet, any Liquidity Bank, any special purpose commercial paper conduit administered by Fleet, any conduit administered by Fleet which funds itself with advances made by another special purpose commercial paper conduit, or any other Eligible Assignee, in each case without the consent of the Borrower. Any other assignment by the Lender hereunder shall require the consent of the Borrower (which consent shall not be unreasonably withheld). Any Eligible Assignee of the Lender may further assign at any time all of its rights and obligations hereunder and interests herein to the same extent and subject to the same limitations as its assignor; any of the Program Agent and the Liquidity Agent may assign at any time all of its respective rights and obligations hereunder and interests herein without the consent of the Lender or the Borrower, but in the case of the Program Agent subject to Section 10.6. Furthermore, the Lender and its permitted assigns may, at any time, without the consent of the Borrower, sell undivided participation interests in all or any of its rights, obligations and interests (including the Loans) hereunder.

         (b) The Lender and any Eligible Assignee shall deliver to the Program Agent a completed and duly executed Assignment and Acceptance promptly following any assignment hereunder. Upon its receipt of an Assignment and Acceptance, together with any Note subject to such assignment, the Program Agent shall: (i) accept such Assignment and Acceptance, and (ii) give prompt notice thereof to the Borrower. Within five Business Days after its receipt of such notice, the Borrower, at its own expense, shall execute and deliver to the Program Agent in exchange for the surrendered Note a new Note to the order of such Eligible Assignee in an amount equal to the unused Program and the principal balance of all outstanding Loans assumed by it pursuant to such Assignment and Acceptance and, if the assigning Lender has retained a Program or any Loans hereunder, a new Note to the order of the assigning Lender in an amount equal to the unused Program and the principal balance of all outstanding Loans retained by it hereunder. Such new Note shall be in an aggregate principal amount equal to the aggregate principal amount of such surrendered Note, shall be dated the effective date of such Assignment and Acceptance and shall otherwise be in substantially the form of Exhibit A.

         (c) The Lender may, without the prior consent of the Borrower, sell participations to one or more banks or other entities in all or a portion of its rights and obligations under this Agreement; provided, however, that: (i) the Lender's obligations under this Agreement shall remain unchanged, (ii) the Lender shall remain solely responsible to the other parties hereto for the performance of such obligations, (iii) the Lender shall remain the holder of the Note for all purposes of this Agreement, and the Borrower and the Program Agent shall continue to deal solely and directly with the Lender in connection with the Lender's rights and obligations under this Agreement.

         (d) The Lender may, in connection with any assignment or participation or proposed assignment or participation pursuant to this Section 11.6, disclose to the assignee or participant or proposed assignee or participant, any information relating to the Borrower furnished to such Lender by or on behalf of the Borrower; provided that, prior to any such disclosure, the assignee or participant or proposed assignee or Participant shall agree to preserve the confidentiality of any confidential information relating to the Borrower received by it from the Lender.

SECTION XI.7 WAIVER OF JURY TRIAL, SET-OFF AND COUNTERCLAIM

         THE BORROWER, THE PROGRAM AGENT, THE LIQUIDITY AGENT, THE LENDER AND THE BORROWER IN ANY LITIGATION (WHETHER OR NOT ARISING OUT OF OR RELATING TO THIS AGREEMENT) IN WHICH THEY SHALL BE ADVERSE PARTIES WAIVE THE RIGHT OF TRIAL BY JURY AND THE BORROWER WAIVES THE RIGHT TO INTERPOSE ANY SET-OFF OR COUNTERCLAIM OF ANY KIND OR DESCRIPTION IN ANY SUCH LITIGATION.

Section XI.8 Modification and Waiver

         No amendment or other modification or waiver of, or with respect to any provision of this Agreement, any other Loan Document or instrument delivered in connection herewith or therewith shall be effective unless and until it shall be in writing and signed by the Program Agent, the Liquidity Agent and the Lender, and then such amendment or other modification or waiver shall be effective only in the specific instance and for the purpose for which given. No notice to or demand on the Borrower in any case shall, of itself, entitle it to any other or further notice or demand in similar or other circumstances.

Section XI.9 Successors and Assigns

         This Agreement shall be binding upon and inure to the benefit of the Borrower, the Program Agent, the Liquidity Agent and the Lender, all future holders of the Note and their respective successors and assigns, except that the Borrower may not assign or transfer any of its rights under this Agreement without the prior written consent of the Program Agent and the Lender.

Section XI.10 Governing Law; Consent to Jurisdiction

         This Agreement, the Note, each other Loan Document and any other documents and instruments delivered in connection herewith and therewith and the rights and duties of the parties hereunder and thereunder shall be governed by, and construed and interpreted in accordance with, the law of the State of New York and the Borrower consents to the jurisdiction of the courts of the State of New York in any action brought to enforce any rights of the Program Agent, the Liquidity Agent and the Lender under this Agreement, each other Loan Document and any other document or instrument related hereto and thereto.

Section XI.11 Entire Agreement

         This Agreement, each other Loan Document and any other agreements, documents and instruments executed and delivered pursuant to or in connection with the Obligations contain the entire agreement among the parties relating to the subject matter hereof and thereof. The Borrower expressly acknowledges that none of the Program Agent, the Liquidity Agent or the Lender has made, and the Borrower is not relying on, any oral representations, agreements or commitments of the Program Agent, the Liquidity Agent or the Lender or any officer, employee, agent or representative thereof.

Section XI.12 Interest Adjustment

         Notwithstanding anything to the contrary contained in this Agreement or the Note, the rate of interest payable on the Note shall never exceed the maximum rate of interest permitted under applicable law. If at any time the rate of interest otherwise prescribed herein shall exceed such maximum rate, and such prescribed rate is thereafter below such maximum rate, the prescribed rate shall be increased to the maximum rate for such period of time as is required so that the total amount of interest received by the obligee under the Note is that which would have been received by such obligee except for the operation of the first sentence of this Section 11.12.

Section XI.13 Counterparts

         This Agreement may be signed in any number of counterparts with the same effect as if the signatures thereto and hereto were upon the same instrument.

Section XI.14 No Petition;  No Recourse

         (a) The Borrower and, by its execution of the acknowledgment hereto, each Manager, hereby covenants and agrees that prior to the date which is one year and one day after the payment in full of all outstanding advances under each agreement pursuant to which the Lender finances its loans hereunder and/or its other business activities, it will not institute against or join any other Person in instituting against the Lender, any bankruptcy, reorganization, arrangement, insolvency or liquidation proceedings or other similar proceeding under the laws of the United States or any state of the United States.

         (b) No recourse under any obligation, covenant or agreement of the Borrower contained in this Agreement shall be had against any member, manager, owner, officer, director, employee or agent of the Borrower, Global Securitization Services, LLC ("GSS") or any of their Affiliates (solely by virtue of such capacity) by the enforcement of any assessment or by any legal or equitable proceeding, by virtue of any statute or otherwise; it being expressly agreed and understood that this Agreement is solely an obligation of the Borrower, and that no personal liability whatever shall attach to or be incurred by any member, manager, owner, officer, director, employee, member or agent of the Borrower, GSS or any of their Affiliates (solely by virtue of such capacity) or any of them under or by reason of any of the obligations, covenants or agreements of the Borrower contained in this Agreement, or implied therefrom, and that any and all personal liability for breaches by the Borrower of any of such obligations, covenants or agreements, either at common law or at equity, or by statute, rule or regulation, of every such member, manager, owner, officer, director, employee or agent is hereby expressly waived as a condition of and in consideration for the execution of this Agreement; provided that the foregoing shall not relieve any such Person from any liability it might otherwise have as a result of fraudulent actions taken or omissions made by them.

Section XI.15 Duties and Rights of Liquidity Agent

         The Liquidity Agent shall have no duties under this Agreement or the other Loan Documents, and shall have no rights, in its capacity as Liquidity Agent hereunder, except as expressly set forth herein or therein.

                [SIGNATURE PAGES COMMENCE ON THE FOLLOWING PAGE]

         IN WITNESS WHEREOF, the parties hereto have caused this Agreement to be duly executed and delivered in New York, New York by their proper and duly authorized officer as of the day and year first above written.

                                             VENTURE LENDING & LEASING, INC.

                                             By:
                                                  Name:
                                                  Title:


                                             BANKBOSTON, N.A., as Custodian
                                             By:
                                                  Name:
                                                  Title:


                                             FLEET BANK, N.A., as Program Agent
                                             and Liquidity Agent

                                             By:
                                                  Name:
                                                  Title:


                                             BLUE KEEL FUNDING, LLC

                                             By:
                                                  Name:
                                                  Title:


                                    S - 1




Acknowledged and agreed for the purposes of consenting to and agreeing to be bound by Sections 7.13, 7.14, and 11.14 and all provisions relating to the
Servicer:

WESTECH INVESTMENT ADVISORS, INC.


By:
     Name:
     Title:



Acknowledged and agreed for the purposes of consenting to and agreeing to be bound by Sections 7.13, 7.14 and 11.14:

SIGULER GUFF ADVISERS, L.L.C.

By:
    Name:
    Title:

                                     S - 2






                                    EXHIBIT A
                            TO MASTER LOAN AGREEMENT
                                  BY AND AMONG
                         VENTURE LENDING & LEASING, INC.
                             BLUE KEEL FUNDING, LLC
                                       AND
                                FLEET BANK, N.A.,
                      AS PROGRAM AGENT AND LIQUIDITY AGENT


                                  FORM OF NOTE


                                                New York, New York
$___________                                    December  ___, 1997



         FOR VALUE RECEIVED, VENTURE LENDING & LEASING, INC., a Maryland corporation (the "Borrower,") hereby promises to pay to the order of BLUE KEEL FUNDING, LLC (the "Lender") the principal sum of _________________ DOLLARS ($____________ ) or such lesser amount as shall equal the aggregate unpaid principal amount of the Loans made by the Lender under the Master Loan Agreement of even date herewith (as such Loan Agreement may be amended, supplemented, or otherwise modified from time to time, the "Loan Agreement"; capitalized terms used herein and not defined shall have the respective meanings ascribed thereto in the Loan Agreement) by and among the Borrower, the Lenders and Fleet Bank, N.A. as Program Agent (in such capacity, the "Program Agent"), and as Liquidity Agent, at such times, in the manner, and in such amounts as provided in the Loan Agreement; and to pay interest on the unpaid principal amount of each such Loan, in like money and funds, for the period commencing on the date of such Loan until such Loan shall be paid in full, at the rates per annum and on the dates provided in the Loan Agreement.

         All indebtedness outstanding under this Note shall bear interest (computed in the same manner as interest on this Note prior to maturity) after maturity, whether at stated maturity, by acceleration or otherwise, at the Post Default Rate, and all such interest shall be payable on demand.

         Anything herein to the contrary notwithstanding, the obligation of the Borrower to make payments of interest shall be subject to the limitation that payments of interest shall not be required to be made to the Lender to the extent that the Lender's receipt thereof would not be permissible under the law or laws applicable to the Lender limiting rates of interest which may be charged or collected by the Lender. Any such payments of interest which are not made as a result of the limitation referred to in the preceding sentence shall be

                                       1

made by the Borrower to the Lender on the earliest interest settlement date or dates on which the receipt thereof would be permissible under such laws applicable to the Lender limiting rates of interest which may be charged or collected by the Lender.

         Payments of both principal and interest on this Note are to be made at the office of the Program Agent at the Agent's Account or such other account as the holder hereof shall designate to the Borrower in writing, in Dollars in immediately available funds.

         This Note is the Note referred to in the Loan Agreement, is secured in the manner provided in the Loan Agreement, is subject to prepayment upon the terms and conditions thereof and is entitled to the benefits thereof.

         The Lender is hereby authorized by the Borrower to record on the schedule annexed to this Note (or on a supplemental schedule thereto) the amount of each Loan made by the Lender to the Borrower and the amount of each payment or prepayment of principal of such Loans received by the Lender, it being understood, however, that failure to make any such notation shall not affect the rights of the Lender or the Obligations of the Borrower hereunder in respect of this Note. The Lender may, at its option, record such matters in its internal records rather than on such schedule.

         Upon the occurrence of any Event of Default, the principal amount of and interest on this Note may be declared due and payable in the manner and with the effect provided in the Loan Agreement.

         The Borrower shall pay costs and expenses of collection including attorneys' fees and disbursements in the event that any action, suit or proceeding is brought by the holder hereof to collect this Note.



                                       2



         THIS NOTE SHALL BE GOVERNED BY, AND ENFORCED IN ACCORDANCE WITH, THE LAWS OF THE STATE OF NEW YORK WITHOUT REGARD TO ITS CONFLICTS OF LAWS RULES.

                                                 ENTURE LENDING & LEASING, INC.


                                                 By
                                                 Name:
                                                 Title:




                                       3



                                SCHEDULE TO NOTE


         This Note evidences the Loans made under the within described Loan Agreement, in the principal amounts, and on the dates set forth below, subject to the payments or prepayments of principal set forth below:


                          Principal      Principal
  Date       Type of       Amount       Amount Paid     Balance
  Made       of Loan      of Loan       or Prepaid    Outstanding      Initials
---------  -----------  ------------   -------------  ------------     ---------











                                       4



                                    EXHIBIT B
                                TO LOAN AGREEMENT
                                  BY AND AMONG
                         VENTURE LENDING & LEASING, INC.
                           BLUE KEEL FUNDING, LLC AND
                                FLEET BANK, N.A.,
                      AS PROGRAM AGENT AND LIQUIDITY AGENT

                        FORM OF ASSIGNMENT AND ACCEPTANCE

                           Dated ____________________

                      Reference is hereby made to the Master Loan Agreement dated December 23, 1997 (the "Loan
Agreement") by and among Venture Lending & Leasing, Inc., a Maryland corporation (the "Borrower"), Blue Keel Funding, LLC (the "Lender"), and Fleet Bank, N.A. in its capacity as Program Agent (in such capacity, the "Program Agent"), and as Liquidity Agent. Capitalized terms used herein that are defined in the Loan Agreement and not otherwise defined herein shall have the respective meanings ascribed thereto in the Loan Agreement.

         ___________________________________________,   a   ____________________
(the "Assignor") and  _________________________________________________________,
a _____________________, (the "Assignee") agree as follows:

         1. The Assignor hereby sells and assigns to the Assignee, and the Assignee hereby purchases and assumes from the Assignor, a ___ % interest in and to all of the Assignor's rights and obligations under the Loan Agreement as of the Effective Date (as defined below) (including such percentage interest in the Assignor's Program as in effect on the Effective Date, and the Loans owing to the Assignor on the Effective Date, and the Note held by the Assignor).

         2. The Assignor: (i) represents and warrants that as of the date hereof its Program (without giving effect to assignments thereof that have not yet become effective) is $____________ and the aggregate outstanding principal amount of Loans owing to it (without giving effect to assignments thereof that have not yet become effective) is $_____________; (ii) represents and warrants that it is the legal and beneficial owner of the interest being assigned by it hereunder, and that such interest is free and clear of any adverse claim; (iii) makes no representation or warranty and assumes no responsibility with respect to any statements, warranties or representations made in or in connection with the Loan Agreement or any other instrument or document furnished pursuant thereto; and (iv) makes no representation or warranty and assumes no responsibility with respect to the financial condition

                                       1

of the Borrower or any other Loan Party or the performance or observance by the Borrower or any other Loan Party of any of its obligations under the Loan Agreement or any other instrument or document furnished pursuant thereto; and
(v) attaches the Note referred to in paragraph 1 above and requests that the Program Agent exchange such Note for new Note(s) as follows: a Note dated the Effective Date (as such term is defined below) in the principal amount of $_________ payable to the order of the Assignee, and a Note dated the Effective Date in the principal amount of $_________ payable to the order of the Assignor).

         3. The Assignee: (i) confirms that it has received a copy of the Loan Agreement, together with copies of such financial statements and such other documents and information as it has deemed appropriate to make its own credit analysis and decision to enter into this Assignment and Acceptance; (ii) agrees that it will, independently and without reliance upon the Program Agent, the Assignor or the Lender and based on such documents and information as it shall deem appropriate at the time, continue to make its own credit decisions in taking or not taking action under the Loan Agreement; (iii) confirms that it is an Eligible Assignee; (iv) appoints and authorizes the Program Agent to take such action as its agent on its behalf and to exercise such powers under the Loan Agreement as are delegated to the Program Agent by the terms thereof, together with such powers as are reasonably incidental thereto; (v) agrees that it will perform in accordance with their terms all of the obligations which by the terms of the Loan Agreement are required to be performed by it as a Lender; and (vi) specifies as its addresses for Loans (and address for notices) the offices set forth beneath its name on the signature pages hereof.

         4. The effective date for this Assignment and Acceptance shall be ____________ (the "Effective Date"). Following the execution of this Assignment and Acceptance, it will be delivered to the Program Agent for acceptance by the Program Agent.

         5. Upon such acceptance, as of the Effective Date: (i) the Assignee shall be a party to the Loan Agreement and, to the extent provided in this Assignment and Acceptance, have the rights and obligations of a Lender thereunder and (ii) the Assignor shall, to the extent provided in this Assignment and Acceptance, relinquish its rights and be released from its obligations under the Loan Agreement.

         6. Upon such acceptance, from and after the Effective Date, the Program Agent shall make all payments under the Loan Agreement and the Note(s) in respect of the interest assigned hereby (including all payments of principal, interest and Program Fee with respect thereto) to the Assignee. The Assignor and Assignee shall make all appropriate adjustments in payments under the Loan Agreement and the Note(s) for periods prior to the Effective Date directly between themselves.

         7. This Assignment and Acceptance shall be governed by, and construed in accordance with, the laws of the State of New York without regard to its rules pertaining to

                                       2

conflicts of laws.

                                                     [NAME OF ASSIGNOR]


                                                     By
                                      Title

                                                     [NAME OF ASSIGNEE]


                                                     By
                                      Title

                                                     Lending Office for Loans:



                                   Attention:

                                                     Address for Notices:

                                   Attention:

                                 Telephone No.:

                                   Telex No.:

Accepted this ___ day

of ______________, 199__

FLEET BANK, N.A., as Program Agent

By
    Title



                                       3




                                    EXHIBIT C
                                TO LOAN AGREEMENT
                                  BY AND AMONG
                        VENTURE LENDING & LEASING, INC.,
                             BLUE KEEL FUNDING, LLC
                                       AND
                                FLEET BANK, N.A.,
                      AS PROGRAM AGENT AND LIQUIDITY AGENT


                       FORM OF BORROWING BASE CERTIFICATE


                                                     _______________, 199_


To: Fleet Bank,  N.A. as Program  Agent (the  "Program  Agent")  under a certain
    Master Loan Agreement dated as of December 23, 1997 (the "Loan Agreement"), by and among the Program Agent, Blue Keel Funding, LLC, as Lender, Fleet Bank, N.A., as Liquidity Agent, and Venture Lending & Leasing, Inc. (the "Borrower").

    Terms used in this certificate shall have the same meaning as ascribed thereto in the Loan Agreement.

    The undersigned officers of the Borrower certify that the information furnished herein as of _____________________, 199__ is true and correct and that as of the date hereof no Event of Default, or Default exists under the Loan Agreement.


                                    [TO COME]









                                                 VENTURE LENDING & LEASING, INC.

                                                 By
                                                 Title: