Form 10-Q
period 1998-03-31
VENTURE LENDING & LEASING INC
filed 1998-05-15
CIK 913570

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


          [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ending March 31, 1998


          [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________ to ______________


Commission file number 0-22618

                         Venture Lending & Leasing, Inc.
                         -------------------------------
             (Exact Name of Registrant as specified in its charter)

                    Maryland                                  13-3775187
              -------------------                        -------------------
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

                      Class Outstanding as of May 13, 1998
                      ------------------------------------
                    Common Stock, $.001 par value 48,318.58

                 Page 1 of 15; Exhibit Index appears on Page 14







                         VENTURE LENDING & LEASING, INC.

                                      INDEX

                                                                    Page Number

PART I -- FINANCIAL INFORMATION

Item 1.  Financial Statements

                  Statement of Financial Position (Unaudited)                 3
                  March 31, 1998 and June 30, 1997

                  Statement of Operations (Unaudited)                         4
                  Nine Months Ended March 31, 1998 and
                  March 31, 1997

                  Statement of Operations (Unaudited)                         5
                  Three Months Ended March 31, 1998 and
                  March 31, 1997

                  Statement of Changes in Shareholders Equity (Unaudited)     6
                  Nine Months Ended March 31, 1998 and
                  Year Ended June 30, 1997

                  Statement of Cash Flows (Unaudited)                         7
                  Nine Months Ended March 31, 1998 and
                  March 31, 1997

                  Notes to Financial Statements                          8 - 11

Item 2.  Management's Discussion and Analysis of Financial              12 - 14
                  Condition and Results of Operations

PART II -- OTHER INFORMATION

Item 4.  Submission of Matters to a Vote of Security Holders                 14

Item 6.  Exhibits                                                            14

SIGNATURES                                                                   15




VENTURE LENDING & LEASING, INC.

Statement of Financial Position (Unaudited)

-------------------------------------------------------------------------------


                                                     March 31         June 30
                                                       1998            1,997
Assets

  Loans and leases, net of unearned income, fees    $84,450,061   $64,365,197
      and allowance for credit losses of $100,000
  Cash and cash equivalents .....................     4,435,004     3,946,955
  Investments:
      Warrants ..................................     2,216,581     2,282,242
      Common and preferred stock ................     1,699,483     1,171,957
  Deferred assets ...............................       257,282        79,234
  Accounts receivable ...........................       195,497         3,174
                                                    -----------   -----------
           Total assets .........................    93,253,908    71,848,759
                                                    -----------   -----------


Liabilities & Shareholders' Equity

Liabilities
  Bank loans ....................................     40,209,975   30,000,000
  Accounts payable ..............................        685,340      649,655
  Interest payable ..............................         49,461      435,052
  Commitment fees ...............................        179,800      260,000
  Deferred gain on securities ...................         55,300       48,500
                                                      -----------   ---------
           Total liabilities ....................     41,179,876   31,393,207
                                                      ----------   ----------

Shareholders' Equity

  Common stock, $.001 par value; 100,000,000
        shares authorized; issued and outstanding,
        48,318.58   and 39,054.38 sh                       48              40
  Capital in excess of par value ..................46,641,052      37,479,287
  Distributions ..................................(13,032,162)     (5,990,796)
  Accumulated earnings ........................... 18,465,094       8,967,021
                                                 ------------    ------------
           Total shareholders' equity ...........  52,074,032      40,455,552
                                                 ------------    ------------
           Total liabilities & shareholders'     $ 93,253,908    $ 71,848,759
           equity                                ============    ============

VENTURE LENDING & LEASING, INC.

Statement of Operations  (Unaudited)

-------------------------------------------------------------------------------



                                          For the Nine Months Ended

                                           March 31       March 31
                                             1998           1997

  Investment income:
       Interest on loans and leases .....   $9,369,552   $5,117,477
       Interest on short-term investments      302,567      174,921
                                            ----------   ----------
             Total investment income ....    9,672,119    5,292,398
                                            ----------   ----------


  Expenses:
       Interest expense .................    2,294,947      992,561
       Management fee ...................    1,748,193    1,054,168
       Legal fees .......................      129,657       62,939
       Bank loan facility fee ...........      114,556       54,989
       Directors' fees and expenses .....       24,397       23,500
       Amortization of
       organizational expenses ..........       22,431       22,480
       Audit fees .......................       18,703       11,453
       Custody and accounting fees ......       18,039       13,513
       Regulatory reporting .............        8,591       18,847
       Transfer agency fees .............        5,469        5,182
       Other operating expenses .........       36,992        9,793
                                            ----------   ----------
             Total expenses .............    4,421,975    2,269,425
                                            ----------   ----------

  Net investment income .................    5,250,144    3,022,973
  Net change in unrealized gain from
  investment transactions ...............       40,333    1,125,681
  Net gain on sale of securities ........    4,207,596      958,497
                                            ----------   ----------
      Net income ........................   $9,498,073   $5,107,151
                                            ==========   ==========

  Basic earnings per share ..............   $   201.94   $   181.72
                                            ==========   ==========

  Diluted earnings per share ............   $   201.94   $   181.72
                                            ==========   ==========

  Weighted average shares outstanding ...       47,034       28,105
                                            ==========   ==========

VENTURE LENDING & LEASING, INC.

Statement of Operations (Unaudited)

--------------------------------------------------------------------



                                       For the Three Months Ended

                                          March 31         March 31
                                            1998             1997

  Investment income:
     Interest on loans and leases ....   $ 3,395,265   $ 1,831,754
     Interest on temporary investments        97,869        37,039
                                         -----------   -----------
           Total investment income ...     3,493,134     1,868,793
                                         -----------   -----------


  Expenses:
     Management fee ..................       578,605       400,582
     Interest expense ................       694,774       410,738
     Other expenses ..................       204,753        87,540
                                         -----------   -----------
           Total expenses ............     1,478,132       898,860
                                         -----------   -----------

  Net investment gain ................     2,015,002       969,933
  Net change in unrealized gain
  from investment transactions .......       908,301      (638,175)
  Net realized gain from
  investment transactions ............     1,822,117       958,497
                                         -----------   -----------
      Net income .....................   $ 4,745,420   $ 1,290,255
                                         ===========   ===========

  Basic earnings per share ...........   $     98.21   $     43.26
                                         ===========   ===========

  Diluted earnings per share .........   $     98.21   $     43.26
                                         ===========   ===========

  Average shares outstanding .........        48,319        29,823
                                         ===========   ===========

VENTURE LENDING & LEASING, INC.

Statement of Changes in Sharelolders' Equity (Unaudited)

-------------------------------------------------------------------------------




                 Common Stock   Capital in
                                 Excess of               Accumulated
                Shares   Amount  Par Value  Distributions  Earnings       Total
              ------------------------------------------------------------------

  Balance,
  July 1, 1996  20,594.74  $20  $18,669,745 ($1,262,256) $2,535,854  $19,943,363
  Shares sold . 18,459.64   20   18,647,537       --          --      18,647,557
  Distributions   --        --         --    (4,566,535)      --     (4,566,535)
  Net income ..   --        --         --         --      6,431,167    6,431,167
               ---------  ----- ----------- ------------ ----------- -----------

  Balance
  June 30, 1997 39,054.38   40   37,317,282  (5,828,791)  8,967,021   40,455,552


  Shares sold .. 9,264.20    8    9,323,770      --           --       9,323,778
  Distributions    --       --         --    (7,203,371)      --     (7,203,371)
  Net income ...   --       --         --        --       9,498,073    9,498,073
                --------- ----- ------------ ----------- ----------- -----------

  Balance
  March 31,1998 48,318.58  $48  $46,641,052 ($13,032,162)$18,465,094 $52,074,032
                =========  ==== =========== ============ ============ ==========

VENTURE LENDING & LEASING, INC.

Statement of Cash Flows (Unaudited)

--------------------------------------------------------------------------------


                                                     For the Nine Months Ended

                                                    March 31            March 31
                                                      1998                1997

 Cash flows from operating activities:

    Net income .......................................$9,498,073     $5,107,151
    Adjustments to reconcile net investment income
         to net cash provided by operating activities:
    Gain on sale of securities .......................(4,207,596)      (958,497)
    Decrease (increase) in deferred assets ...........  (178,048)        29,011
    Increase in accounts payable .....................    35,685        200,979
    Increase (decrease) in interest payable ..........  (385,591)       344,550
    Increase (decrease) in commitment fees ...........   (80,200)        24,765
    Increase in unrealized gain
    from investment transactions .....................   (40,333)    (1,125,681)
    Increase in accounts receivable ..................  (192,323)       (93,266)
    Increase in deferred gain on securities .........      6,800           --
    Increase in other assets ........................       --          (10,040)

                                                     -----------   ------------
    Net cash provided by operating activities .......  4,456,467      3,518,972
                                                     -----------   ------------

  Cash flows from investing activities:

    Acquisition of loans and leases ...............  (39,642,239)   (39,152,426)
    Principal payments on loans and leases ........   19,557,375      9,288,213
    Proceeds from prepayment of loan ..............         --        4,047,955
    Acquisition of warrants and common stock ......     (403,475)      (519,001)
    Proceeds from sale of securities ..............    4,189,539        958,497

                                                    ------------   ------------
    Cash used in investing activities .............  (16,298,800)   (25,376,762)
                                                    ------------   ------------

  Cash flows from financing activities:

   Sales of common stock, net ....................     9,323,778      9,323,779
   Distributions to shareholders .................    (7,203,371)    (2,628,047)
   Loan from bank ................................    15,000,000     17,791,403
   Principal payments on bank loan ...............    (4,790,025)    (2,529,863)

                                                    ------------   ------------
   Net cash provided by financing activities .....    12,330,382     21,957,272
                                                    ------------   ------------

   Net increase in cash and cash equivalents .....       488,049         99,482
                                                    ------------   ------------

   Cash and cash equivalents --
      beginning of period ........................     3,946,955      4,683,671
                                                    ------------   ------------

   Cash and cash equivalents --
      end of period ..............................    $4,435,004     $4,783,153
                                                    ============   ============

VENTURE LENDING & LEASING, INC.

Notes to Financial Statements - March 31, 1998 (Unaudited)
-------------------------------------------------------------------------------


1. Organization and Operations of the Company:

Venture Lending & Leasing, Inc. (the "Fund") was incorporated in Maryland on September 29, 1993 as a non-diversified, closed-end management investment company electing status as a business development company under the Investment Company Act of 1940. Prior to commencing its operations on July 5, 1994 the Fund had no operations other than the sale to Mitchell Hutchins Institutional
Investors, Inc. ("Mitchell Hutchins"), which is an indirect wholly owned subsidiary of PaineWebber Group Inc., of one share of Common Stock, $.001 par value ("common stock"), for $1,000. As of March 31, 1998 the Fund meets the requirements, to qualify as a regulated investment company ("RIC") under the Internal Revenue Code of 1986.

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

3. Summary of Loans and Leases:

Loans and leases generally are made to borrowers pursuant to commitments whereby the Fund commits to finance assets up to a specified amount for the term of the commitments, upon the terms and subject to the conditions specified by such commitment. As of March 31, 1998, the Fund had commitments to borrowers of $177.2 million of which $129.7 million has been disbursed, and $84.5 million remains outstanding.

The Fund provides asset-based financing primarily to start-up and emerging growth venture-capital-backed companies. As a result, the Fund is subject to general credit risk associated with such companies.

4. Warrants:

At March 31, 1998, the Fund held 0.4 million warrants to purchase common and preferred shares of 8 publicly traded companies. The quoted market value of the stock underlying the warrants issued by these companies is $4.5 million. The exercise cost of these warrants is $1.9 million, with a potential gain of $3.0 million. Because of the illiquid nature of these warrants, the Fund is carrying the public companies at a discounted value of $1.2 million.

The warrants issued by private companies did not have a readily ascertainable market value and were assigned a minimal value at the time of acquisition. These warrants had a value of $1.0 million at March 31, 1998.

5. Common Stock:

As of March 31, 1998 the Fund held 0.5 million shares of common stock of four publicly traded companies which were received when the Fund exercised its warrants in the companies which cost $267 thousand. The market value is $2.0 million and is carried at $1.6 million adjusted for illiquidity.

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

6. Long - Term Debt Facility:

The Fund has in place a $45 million term debt facility to finance the acquisition of asset-based loans and leases. The principal balance is a 39 month term loan. At March 31, 1998 there was $38.5 million outstanding under this facility. Additionally the Fund has a $15 million warehousing line of credit with $1.7 million outstanding on March 31, 1998. The rate on the warehousing line is LIBOR plus 1.15%. The Fund has entered into an interest rate swap agreement on $39 million. The effect of the swap is to convert the variable LIBOR rate into a fixed rate on the contract notional value.

Borrowings under the facility are collateralized by the equipment financed by the Fund under loans and leases with assignment to the financial institution, plus other assets of the Fund. The amortization schedule for each borrowing under the loan is expected to correspond to the amortization of the loans and leases acquired with the proceeds of each borrowing.

7. Capital Stock:

There are 100,000,000 shares of $.001 par value common stock authorized. As of March 31, 1998, 48,318.58 shares are issued and outstanding.

The Fund has subscription agreements in effect with its shareholders under which shareholders will purchase shares of the Fund, up to their full committed capital amount, upon capital calls delivered at least fifteen days before payment is due. As of March 31, 1998, there are no unfunded or uncalled capital commitments remaining outstanding.

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

         The Fund's shares of Common Stock, $.001 par value ("Shares") were sold to subscribers pursuant to several capital calls made from the Fund's inception until August 8, 1997, for a total of $46.6 million.

Results of Operations --   Nine Months Ended March 31, 1998 and March 31, 1997

         Total investment income for the nine months ending March 31, 1998 and 1997 was $9.7 million and $5.3 million, respectively, of which $9.4 million and $5.1 million, respectively, consisted of interest on venture loans outstanding during the period. Remaining income consisted of interest on the temporary investment of cash, pending investment in venture loans and leases or application to the Fund's expenses. The increase in investment income reflects the increase in capital called from investors from approximately $27.9 million as of March 31, 1997 to approximately $46.6 million as of March 31, 1998, and the investment of that capital (together with amounts derived from bank borrowings) in venture loans and leases.

         Expenses for the nine months ending March 31, 1998 and 1997 were $4.4 million and $2.3 million, respectively. Net income for the nine months ended March 31, 1998 and 1997 was $9.5 million and $5.1 million and includes net change in realized and unrealized gains of $4.2 million and $2.1 million. On a per share basis, for the nine months ending March 31, 1998 and 1997 net income was $202 and $182.

         There were several factors that contributed to the increase in net income for the nine months ending March 31, 1998 over the corresponding prior year period. Net investment income increased from $3.0 million as of March 31, 1997 to $5.3 million as of March 31, 1998, reflecting the increase in loans outstanding. The net change in realized and unrealized gain of $4.2 million was a significant factor affecting net income for the nine months ending March 31, 1998. Also impacting net income was interest expense on the Fund's borrowings during the nine months ended March 31, 1998, at $2.3 million.

         The Fund's policy is to place a loan on non-accrual status when either principal or interest has become past due for 90 days or more. When a loan is placed on non-accrual status, all interest previously accrued but not collected is reversed. As of March 31, 1998, the Fund had loan balances outstanding of $2.5 million to two borrowers that were carried on a non-accrual basis. The amount that the Fund will ultimately recover on these loans cannot be determined with certainty.

Results of Operations --   Three Months Ended March 31, 1998 and March 31, 1997

         Total investment income for the three months ending March 31, 1998 and 1997 was $3.5 million and $1.9 million, respectively, of which $3.4 million and $1.8 million, respectively, consisted of interest on venture loans outstanding during the period. Remaining income consisted of interest on the temporary investment of cash, pending investment in venture loans and leases or application to the Fund's expenses. The increase in investment income reflects the increase in capital called from investors from approximately $27.9 million as of March 31, 1997 to approximately $46.6 million as of March 31, 1998, and the investment of that capital (together with amounts derived from bank borrowings) in venture loans and leases.

         Expenses for the three months ending March 31, 1998 and 1997 were $1.5 million and $0.9 million, respectively. Net income for the three months ended March 31, 1998 and 1997 was $4.7 million and $1.3 million and includes net change in realized and unrealized gains of $2.7 million and $0.3 million. On a per share basis, for the three months ending March 31, 1998 and 1997 net income was $98 and $43.

Liquidity and Capital Resources --  March 31, 1998 and 1997

         Total capital committed to the purchase of shares pursuant to subscription agreements was approximately $46.6 million at March 31, 1998 and 1997. As of March 31, 1998 and 1997, 100% and 60%, respectively, of this committed capital was called to fund investments in venture loans and leases and to meet the Fund's expenses.

The Fund has in place a $45 million term debt facility to finance the acquisition of asset-based loans and leases. The principal balance is a 39 month term loan. The Fund pays a liquidity commitment fee of 0.65%. At March 31, 1998 there was $38.5 million outstanding under this facility. Additionally the Fund has a $15 million warehousing line of credit with $1.7 million outstanding on March 31, 1998. The rate on the warehousing line is LIBOR plus 1.15%. The Fund has entered into an interest rate swap agreement on $39 million. The effect of the swap is to convert the variable LIBOR rate into a fixed rate on the contract notional value.

Borrowings under the facility are collateralized by the equipment financed by the Fund under loans and leases with assignment to the financial institution, plus other assets of the Fund. The amortization schedule for each borrowing under the loan is expected to correspond to the amortization of the loans and leases acquired with the proceeds of each borrowing.

         The Fund continued to invest its assets in venture loans and leases during the quarter. Amounts disbursed under the Fund's loan commitments increased by approximately $39.6 million during the nine months ended March 31, 1998, and net loan amounts outstanding after amortization increased approximately $20.0 million.
Amounts committed but undrawn decreased by approximately $23.2 million.

================================================================================
               Amount Disbursed   Principal        Net Amount      Committed but
                                                  Amortization         Undrawn
================================================================================
March 31, 1998   $129.7 million   $45.2 million   $84.5 million    $47.5 million
================================================================================
June 30, 1997     $90.1 million   $25.6 million   $64.5 million    $68.7 million
================================================================================


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

         Ex 27.1 Financial Data Schedule







                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned duly authorized.

                                                 Venture Lending & Leasing, Inc.
                                   Registrant

Date: May 13, 1998
                                                     Ronald W. Swenson
                                    Chairman
                                                     [Chief Executive Officer]


Date: May 13, 1998
                                                     Salvador O. Gutierrez
                                                     President & Treasurer
                                                     [Chief Financial Officer]