Form 10-K
period 1998-06-30
VENTURE LENDING & LEASING INC
filed 1998-09-30
CIK 913570

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

[X]                                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                     For the fiscal year ended June 30, 1998

                                       OR

             [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE  SECURITIES  EXCHANGE ACT OF 1934 For the transition period from _______ to _______

                         Commission File Number 0-22618
                         VENTURE LENDING & LEASING, INC.
             (Exact name of registrant as specified in its charter)

                    Maryland                                    13-3775187
(State or other jurisdiction of incorporation or            (I.R.S. Employer
         or organization)                                   Identification No.)

             2010 North First Street, Suite 310, San Jose, CA 95131 (Address of principal executive offices)
                                   (Zip Code)

       Registrant's telephone number, including area code: (408) 436-8577

Securities Registered Pursuant to Section 12(b) of the Act:   None
Securities Registered Pursuant to Section 12(g) of the Act:   Common Stock,
                                                                $0.001 par value

         Indicate by check mark whether the registrant has (i) filed all reports required to be filed by Section 13 or 15(d) of the Securities and Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (ii) has been subject to such filing requirements for the past 90 days: Yes [X] No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated be reference in Part II of this Form 10-K or any amendment to this Form 10-K: ___

As the registrant's shares are not publicly-traded, the aggregate market value of the voting stock held by non-affiliates of the registrant cannot be determined.

The number of shares outstanding of each of the issuer's classes of common stock, as of September 15, 1998 was 48,318.58.

                       Documents Incorporated by Reference
Document   Description                                                10-K  Part
Specifically   Identified  Portions  of  the
Registrant's  Proxy  Statement for the Annual Meeting of                   III
Shareholders to be held November 11, 1998

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

         The Fund's shares of Common Stock, $.001 par value (`Shares") were sold to subscribers pursuant to capital calls made through August 8, 1997. Total committed capital of $46.6 million has been fully funded as of June 30, 1998.

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

         Until July 5, 1998, the Managers reinvested the proceeds of matured, repaid or resold investments, net of required distributions to shareholders, principal payments on borrowings and expenses or other obligations of the Fund, in new loans or leases. Following that date, the Fund has begun to distribute to investors all proceeds received from principal payments and sales of investments, net of reserves and expenses, principal repayments on the Fund's borrowings, amounts required to fund financing commitments entered into before such date, and any amounts paid on exercise of warrants. Distributions of such amounts are likely to cause annual distributions to exceed the earnings and profits of the Fund available for distribution, in which case such excess will be considered a tax free return of capital to a shareholder to the extent of the shareholder's adjusted basis in his shares and then as capital gain. The Fund may borrow money to fund shareholder distributions, to the extent consistent with the 1940 Act and a prudent capital structure.

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         No matters were submitted to a vote of the Fund's security holders during the last quarter of the fiscal year ended June 30, 1998.

EXECUTIVE OFFICERS OF THE FUND

         The following are the executive officers of the Fund. All officers serve at the pleasure of the Board.


Name and Position With Fund      Age  Occupation During Past Five Years


Ronald W. Swenson, Director,     53   President and Director, Westech Investment
Chairman and Chief Executive          Advisors since 1994, and President and
Officer                               Director, Western Technology Investments
                                      since 1980.


Salvador O. Gutierrez, Director, 55   Senior Vice  President  and  Director,
President and Chief Financial         Westech  Investment  Advisors since 1994,
Officer                               and Senior Vice President,  Western
                                      Technology Investment since 1987.


George W. Siguler,               51   Managing  Director, Siguler Guff Advisers
Executive Vice                        & affiliates since 1995;Managing Director
President and Advisory Director       of  Mitchell Hutchins  Institutional
                                      Investors from 1991 to 1995.  Director and
                                      President,  Associated  Capital  Advisers,
                                      Inc.  (investment  management  firm)  from
                                      1990 to 1991,Vice Chairman and a director of Monarch Capital Corporation (financial services holding company) from 1984 to 1991.



Patricia A. Breshears, Vice      62   Vice President,Westech Investment Advisors
President and Secretary               since   1994; Administrator and Corporate
                                      Secretary,  Western Technology  Investment
                                      (venture leasing firm) since 1984.

Donald P. Spencer, Vice    43        Managing  Director,  Siguler Guff Advisers
President and Assistant              and affiliates since 1995;    Senior  Vice
Secretary                            President (and other  positions),  Mitchell
                                     Hutchins   Institutional    Investors   and
                                     affiliates from 1989 to 1995.

PART II.

ITEM 5.  MARKET FOR REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER MATTERS.

         The Fund's Common Stock is not listed on any securities exchange, and all holders of the Fund's Common Stock are subject to agreements significantly restricting the transferability of their shares.

         The approximate number of holders of record of the Fund's Common Stock at September 15, 1998 was 52.

         The Fund has established a policy of declaring dividends on a quarterly basis, with the most recent dividend being paid on July 30, 1998 to holders of record on June 30, 1998, in the amount of $109.75 per share. See "Dividends and Distributions" under Item 1 for a description of the Fund's dividend policies.

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


                                                  For the Year   For the Year
                                                       Ended         Ended
                                                  June 30, 1997   June 30, 1998

                                                ----------------   -------------
  Statement of Operations Data:
  Investment Income:
           Interest on Loans and Leases ..........   $  7,314,618   $ 12,793,441
           Interest on Short - Term investments ..        268,329        381,161
                                                       -----------  ------------
                Total Investment Income ..........      7,582,947     13,174,602
                                                       -----------  ------------
  Expenses:

           Management Fee to Managers ............      1,438,118      2,307,014
           Interest Expense ......................      1,701,039      2,928,409
           Other Expenses ........................        341,791        564,975
                  Total Expenses .................      3,480,948      5,800,398
                                                       -----------  ------------
  Net Investment Income ..........................      4,101,999      7,374,204
                                                       -----------  ------------
  Net Unrealized Gain From Investment Transactions        865,498       (41,374)
  Net Realized Gain From Investment Transactions .      1,463,670      4,993,372
  Net Income .....................................      6,431,167     12,326,202
                                                       ==========   ============


  Net Income Per Share: ..........................   $        212   $        260
                                                       ==========   ============


  Average Shares Outstanding .....................         30,304         47,354
                                                       ==========   ============



Balance Sheet Data:                   As of June 30, 1997   As of June 30, 1998
                                        ---------           -------------------


Total Assets                          $71,848,759                   $88,489,083
Bank Loans                            $30,000,000                   $36,114,059

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.


Results of Operations --   Years Ended June 30, 1998 and 1997

         Total investment income for the years ended June 30, 1998 and 1997 was $13.2 million and $7.6 million, respectively, of which $12.8 million and $7.3 million, respectively, consisted of interest on venture loans outstanding. Remaining income consisted of interest on the temporary investment of cash, pending investment in venture loans and leases, distributions to shareholders or application to the Fund's expenses. The increase in investment income reflects the increase in capital called from investors from approximately $37.5 million as of June 30, 1997 to approximately $46.6 million as of June 30, 1998, and the investment of that capital (together with amounts derived from bank borrowings) in venture loans and leases.

         Expenses for the years ended June 30, 1998 and 1997 were $5.8 million and $3.5 million, respectively, resulting in net income of $12.3 million and $6.4 million respectively. Net income for the year ended June 30, 1998 includes a decrease in unrealized gain of $0.04 million and a realized gain of $5.0 million. The net decrease in unrealized gain for the period consists of $1.46 million of appreciation of the Fund's publicly traded stocks and warrants that were received in connection with loan and lease transactions, less a $1.50 million write-down of the loan portfolio. Warrants with readily ascertainable market values are assigned a fair value based on the difference, if any, between the exercise price of the warrant and the fair value of the equity securities for which the warrant may be exercised, adjusted for illiquidity. On a per share basis, for the years ended June 30, 1998 and 1997 net income was $260 and $212 respectively.

         There were several factors that contributed to the increase in net income for the year ended June 30, 1998 over the prior year. As of June 30, 1998, total assets invested in venture loans increased as a percentage of committed capital to 190% from 154% as of June 30, 1997, reflecting the investment of capital called and additional borrowed funds, and cash balances as a percentage of total assets were significantly reduced compared with the corresponding year. The most significant factor effecting net income for the year ended June 30, 1998 was the realized gain from investment transactions of $5.0 million. Also impacting net income was interest expense on the Fund's borrowings during the year ended June 30, 1998, at $2.9 million.

         The Fund's policy is to place a loan on nonaccrual status when either principal or interest has become past due for 90 days or more. When a loan is placed on nonaccrual status, all interest previously accrued but not collected is reversed. As of June 30, 1998 and 1997, the Fund had loan balances outstanding of $2.6 million and $3.6 million to borrowers that were carried on a nonaccrual basis. Foregone interest income on nonaccrual loans for the years ended June 30, 1998 and 1997, was $280,000 and $298,000 respectively. Management fee and interest expense declined as a percentage of investment income for the year ended June 30, 1998 from the year ended June 30, 1997.

Liquidity and Capital Resources --  June 30, 1998 and June 30, 1997

         Total  capital   committed  to  the  purchase  of  Shares  pursuant  to
subscription agreements was approximately $46.6 million at June 30, 1998 and 1997. As of June 30, 1998 and 1997, 100% and 80%, respectively, of this committed capital was called to fund investments in venture loans and leases and to meet the Fund's expenses.

         The Fund has in place a $45 million securitized debt facility to finance the acquisition of asset-based loans and leases. The principal balance is a 39-month term loan. Additional amounts can be drawn on the credit facility by a minimum of $5 million and in $1 million increments in excess thereof. As of June 30, 1998, $34.1 million was outstanding under this facility, compared with $30.0 million as of June 30, 1997. Additionally, the Fund has a $15 million warehouse line of credit with $1.7 million outstanding on June 30, 1998. The Fund enters into interest rate swap transactions to hedge its interest rate on the debt facility. At June 30, 1998, the Fund had interest rate swap transactions outstanding with a total notional principal amount of $44.7 million. The effect of these swap transactions is to convert the variable LIBOR rate into a fixed rate on the contract notional value. The amortization schedule for each borrowing under the facility is expected to correspond to the amortization of the loans or leases acquired with the proceeds of each borrowing.

         As of June 30, 1998, 3% of the Fund's assets consisted of cash and cash equivalents, compared with 5% as of June 30, 1997. The Fund continued to invest its assets in venture loans and leases during the year. Amounts disbursed under the Fund's loan commitments increased by approximately $43.8 million during the year ended June 30, 1998, and net loan amounts outstanding after amortization increased approximately $16.9 million. Unfunded commitments decreased by approximately $19.7 million.

================================================================================
Year Ending  Amount Disbursed   Principal          Balance            Unfunded
                                                   Amortization     Commitments
                                                                     Outstanding
================================================================================
June 30, 1998  $133.9 million   $52.5 million    $81.4 million   $49.0 million
================================================================================
June 30, 1997  $90.1 million    $25.6 million    $64.5 million   $68.7 million
================================================================================
         Because venture loans and leases are privately negotiated transactions, investments in these assets are relatively illiquid.

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

Year 2000 Issue

         The Fund utilizes software and related information technologies that will be affected by the date change in the year 2000. The year 2000 issue exists because many computer systems and applications currently use two-digit date fields to designate a year. When the century date change occurs, certain date-sensitive systems may recognize the year 2000 as 1900, or not at all. This inability to recognize or properly treat the year 2000 may result in a systems failure or cause systems to process critical financial and operational information incorrectly. Additionally, many of the Fund's customers and service providers use software and information technology that could also be affected by the date change.

         Based on ongoing assessments and testing, the Fund believes that there is no material risk of business interruption as a result of computer errors or inefficiencies. The Fund is also working with its vendors and customers to obtain reasonable assurances that they are taking comparable steps with respect to their year 2000 exposures. However, the steps the Fund is taking and intends to take do not guarantee complete success or eliminate the possibility that the Fund will not be adversely affected by the matters related to the year 2000.

         This information has been derived from unaudited financial statements that, in the opinion of management, include all normal recurring adjustments necessary for a fair presentation of such information. The operating results for any quarter are not necessarily indicative of results for any future period.

Quarterly Results - June 30, 1998 (Unaudited)

                                              Three Months Ended
                                  Sep 30,      Dec 31,     Mar 31,      June 30,
                                   1997         1997       1998          1998
                                   ---------- ----------- -----------  ---------
  Investment Income:
   Interest on Loans and Leases $ 2,746,914 $ 3,227,374 $ 3,395,265  $ 3,423,889
   Interest on Short
    -Term Investments                74,993     129,705      97,869       78,594
                                   ---------- ----------- -----------  ---------
         Total Investment Income  2,821,907   3,357,079   3,493,134    3,502,483
                                   ---------- ----------- -----------  ---------
  Expenses:
   Management Fee to the Managers   562,442     605,146     578,605      558,821
   Interest Expense ................768,158     832,015     694,774      633,462
   Other Expense ..................  87,353      88,728     204,753      186,140
                                   ---------- ----------- -----------  ---------
        Total Expenses .........  1,417,953   1,525,889   1,478,132    1,378,423
                                   ---------- ----------- -----------  ---------
  Net Investment Income ....... $ 1,403,954 $ 1,831,190 $ 2,015,002  $ 2,124,060
  Net Unrealized Gain From Investment
  Transactions ..................   463,438  (1,331,406)    908,301     (81,707)
  Net Realized Gain From Investment
  Transactions .................. 1,237,920   1,147,559   1,822,117      785,776
                                   ---------- ----------- -----------  ---------

  Net Income ...................$ 3,105,312 $ 1,647,343 $ 4,745,420  $ 2,828,129
                                =========== =========== ===========  ===========
  Net Income  Per Share .......        $ 70        $ 34        $ 98        $  59
                                =========== =========== ===========  ===========
  Average Shares Outstanding ..      44,492      48,319      48,319       48,319
                                ========== =========== ===========  ============

Quarterly Results - June 30, 1997 (Unaudited)


                                              Three Months Ended
                                  Sep 30,      Dec 31,     Mar 31,      June 30,
                                   1996         1996       1997          1997
                                   ---------- ----------- -----------  ---------
  Investment Income:
   Interest on Loans and Leases $ 1,335,293 $ 1,950,430 $ 1,831,754  $ 2,197,141
   Interest on Short .........       69,105      68,777      37,039       93,408
   -Term Investments              ---------- ----------- -----------  ---------
  Total Investment Income ......  1,404,398   2,019,207   1,868,793    2,290,549
                                  ---------- ----------- -----------  ---------
  Expenses:
     Management Fee to the Managers 285,815     306,164     400,582      445,557
     Interest Expense ............. 316,890     326,540     410,738      645,829
     Other Expense ................ 149,011      86,145      87,540      120,134
                                   ---------- ----------- -----------  ---------
        Total Expenses ............ 751,716     718,849     898,860    1,211,520
                                    --------- ----------- -----------  ---------
  Net Investment Income ........$   652,682 $ 1,300,358 $   969,933  $ 1,079,029
  Net Unrealized Gain From Investment
  Transactions ...............    1,677,476     186,380    (638,175)   (260,183)
  Net Realized Gain From Investment
  Transactions .............         --           --        958,497     505,171
                                   ---------- ----------- -----------  ---------
  Net Income .................  $ 2,330,158 $ 1,486,738 $ 1,290,255  $ 1,324,017
                                ===========  ===========   ===========   =======
  Net Income  Per Share ....... $        94  $        50  $        43   $     36
                                ===========  ===========   ===========   =======
  Average Shares Outstanding .       24,707      29,823      29,823       36,721
                                ===========  ===========   ===========   =======

                         VENTURE LENDING & LEASING, INC.

                           ANNUAL REPORT ON FORM 10-K

                   FOR THE YEARS ENDED JUNE 30, 1998 AND 1997


                                     ITEM 8

                              FINANCIAL STATEMENTS

INDEX TO FINANCIAL STATEMENTS

Financial Statements Included in Item 8:

         See Item 14(a)

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS



To the Shareholders of
Venture Lending & Leasing, Inc.:

We have audited the accompanying statements of financial position of Venture Lending & Leasing, Inc. (a Maryland corporation) as of June 30, 1998 and 1997, and the related statements of operations, changes in shareholders' equity and cash flows for the years then ended. These financial statements are the responsibility of the Fund's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Venture Lending & Leasing, Inc. as of June 30, 1998 and 1997, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.




Arthur Andersen LLP

San Francisco, California,
   August 13, 1998

                         VENTURE LENDING & LEASING, INC.

                        STATEMENTS OF FINANCIAL POSITION
                          AS OF JUNE 30, 1998 AND 1997



                                                        1998              1997
                                                  --------------     -----------

                          ASSETS

  Loans and leases, at estimated fair value
   (cost of $81,421,224 and $64,465,197,
   respectively) ............................. ....  $ 79,821,224   $ 64,365,197
  Investments in warrants, at estimated
   fair value (cost of $1,208,550 and
   $1,077,257, respectively) ......................     1,289,713      2,282,242
  Investments in stocks, at estimated
   fair value (cost of $650,263 and $103,429,
   respectively)     ...............................    4,276,393      1,171,957
  Cash and cash equivalents .......................     2,301,753      3,946,955
  Past-due loan receivables .......................       584,577          3,174
  Other assets ....................................       215,423         79,234
                                                     ============   ============

                  Total assets ....................  $ 88,489,083   $ 71,848,759
                                                     ============   ============

                          LIABILITIES AND SHAREHOLDERS' EQUITY

  Liabilities:
   Bank loans .....................................  $ 36,114,059   $ 30,000,000
   Management fees payable ........................       560,821        445,557
   Accounts payable and other
   accrued liabilities  ...........................       750,953        947,650
                                                     ------------   ------------

                  Total liabilities .................  37,425,833     31,393,207
                                                      -----------   ------------

  Shareholders' equity:
   Common stock, $.001 par value:
    Authorized--100,000,000 shares
    Issued and outstanding--
    48,318.58 shares and 39,054.38 shares
    as of June 30, 1998 and 1997, respectively .......         49             40
   Capital in excess of par value .................... 46,641,051     37,317,282
   Distributions ....................................(16,871,073)    (5,828,791)
   Accumulated earnings .............................  21,293,223      8,967,021
                                                     ------------   ------------

                  Total shareholders' equity ........  51,063,250     40,455,552
                                                     ------------   ------------

                  Total liabilities and
                    shareholders' equity .........   $ 88,489,083   $ 71,848,759
                                                     ============   ============


The accompanying notes are an integral part of these statements.

                         VENTURE LENDING & LEASING, INC.

                            STATEMENTS OF OPERATIONS
                   FOR THE YEARS ENDED JUNE 30, 1998 AND 1997



                                                          1998            1997
                                                 ---------------- --------------

  INVESTMENT INCOME:
     Interest on loans and leases .................  $ 12,793,441   $  7,314,618
     Interest on short-term investments ...........       381,161        268,329
                                                     ------------   ------------

                  Total investment income .........    13,174,602      7,582,947
                                                     ------------   ------------

  EXPENSES:
     Management fees to the Managers ..............     2,307,014      1,438,118
     Interest expense .............................     2,928,409      1,701,039
     Professional fees ............................       189,559        139,903
     Bank loan facility fee .......................       239,967         68,535
     Other operating expenses .....................       134,649        133,353
                                                     ------------   ------------

                  Total expenses ..................     5,799,598      3,480,948
                                                     ------------   ------------

                  Net investment income ...........     7,375,004      4,101,999

  NET CHANGE IN UNREALIZED GAIN
  FROM INVESTMENT TRANSACTIONS                            (41,374)       865,498

  NET REALIZED GAIN FROM
  INVESTMENT TRANSACTIONS .........................     4,993,372      1,463,670
                                                     ------------   ------------

                  Net income before provision
                    for income taxes                   12,327,002      6,431,167

  PROVISION FOR INCOME TAXES .......................          800              0
                                                     ------------   ------------

                  Net income ....................... $ 12,326,202   $  6,431,167
                                                     ============   ============

  BASIC EARNINGS PER SHARE ......................... $     260.30   $     212.22
                                                     ============   ============

  WEIGHTED AVERAGE SHARES OUTSTANDING ..............       47,354         30,304
                                                     ============   ============



The accompanying notes are an integral part of these statements.

                         VENTURE LENDING & LEASING, INC.

                  STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
                   FOR THE YEARS ENDED JUNE 30, 1998 AND 1997


                                   Capital in              Retained
                   Common Stock    Excess of               Earnings
               Shares      Amount  Par Value Distributions (Deficit)      Total
             -------------------------------------------------------------------

  BALANCE,
  JUNE 30, 1996     20,594.7  $20 $18,669,745$(1,262,256)$2,535,854  $19,943,363

   Shares sold .    18,459.6   20  18,647,537          0         0    18,647,557
   Distributions         0      0           0 (4,566,535)        0   (4,566,535)
   Net income ..         0      0           0          0  6,431,167    6,431,167
                    -------- ---- ----------- ----------- ---------- -----------

  BALANCE,
  JUNE 30, 1997     39,054.3   40  37,317,282 (5,828,791) 8,967,021   40,455,552

   Shares sold .     9,264.2    9   9,323,769          0         0     9,323,778
   Distributions         0      0           0 (11,042,282)       0  (11,042,282)
   Net income ..         0      0           0          0 12,326,202   12,326,202
                    ======== ==== =========== =========== ========== ===========

  BALANCE,
  JUNE 30, 1998   48,318.5    $49 $46,641,051$(16,871,073)$21,293,223$51,063,250
                    ======== ==== =========== =========== ========== ===========


The accompanying notes are an integral part of these statements.

                         VENTURE LENDING & LEASING, INC.

                            STATEMENTS OF CASH FLOWS
                   FOR THE YEARS ENDED JUNE 30, 1998 AND 1997


                                                         1998              1997
                                                       -------          --------

  CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income .....................................  $ 12,326,202   $  6,431,167
   Adjustments to reconcile net income
    to net cash provided by
    operating activities:
     Amortization of organizational expenses ..........    29,910         30,001
     Amortization of bank loan expenses ...............    49,922          8,716
     Gain on sale of securities .......................4,993,372)    (1,463,670)
     Increase in unrealized loss (gain)
     from investment transactions.......................  41,374       (865,498)
   Decrease (increase) in past-due
    loan receivables ................................    (581,404)        13,371
   Increase in other assets .........................    (15,805)        (2,147)
   Increase in management fees payable ..............     115,264        154,981
   Increase (decrease) in accounts payable
    and other accrued liabilities......................  (196,697)       714,702
                                                       ------------   ----------

          Net cash provided by operating activities     6,775,394      5,021,623
                                                       ----------   ------------
  CASH FLOWS FROM INVESTING ACTIVITIES:
     Acquisition of loans and leases ................(43,843,579)   (53,222,857)
     Principal payments on loans and leases ......... 24,756,145     13,284,392
     Proceeds from prepayment of loan ...............  2,131,408      4,089,895
     Acquisition of warrants ........................   (460,008)      (716,000)
     Proceeds from sale of securities ...............  4,799,884      1,463,670
                                                     -----------   ------------
         Net cash used in investing activities ...   (12,616,150)   (35,100,900)
                                                     ------------   ------------
  CASH FLOWS FROM FINANCING ACTIVITIES:
     Sales of common stock, net ..................     9,323,778     18,647,557
     Distributions to shareholders ...............   (11,042,283)    (4,566,535)
     Loan from bank ..............................    15,000,000     17,791,402
     Repayment of bank loan and expenses .........    (8,885,941)    (2,529,863)
     Payment for bank loan expenses ..............      (200,000)             0
                                                    ------------   ------------
         Net cash provided by financing activities     4,195,554     29,342,561
                                                    ------------   ------------
         Net decrease in cash and cash equivalents    (1,645,202)      (736,716)

  CASH AND CASH EQUIVALENTS:
     Beginning of year ...........................     3,946,955      4,683,671
                                                    ------------   ------------
     End of year .................................  $  2,301,753   $  3,946,955
                                                    ============   ============

  CASH PAID DURING THE YEAR FOR:
     Taxes .......................................  $        800   $          0
     Interest ....................................     3,205,161      1,305,058


The accompanying notes are an integral part of these statements.

                         VENTURE LENDING & LEASING, INC.

                          NOTES TO FINANCIAL STATEMENTS
                                  JUNE 30, 1998



1.  ORGANIZATION AND OPERATIONS OF THE COMPANY:

Venture Lending & Leasing, Inc. (the Fund) was incorporated in Maryland on September 29, 1993, as a nondiversified, closed-end management investment company electing status as a business development company under the Investment Company Act of 1940. The purpose of the Fund is to provide asset-based financing to venture-capital-backed companies in the form of secured loans, installment sales contracts or equipment leases. Prior to commencing its operations on July 5, 1994, the Fund had no operations other than the sale to Mitchell Hutchins Institutional Investors, Inc. (Mitchell Hutchins), which is an indirect wholly owned subsidiary of PaineWebber Group Inc., of 1 share of common stock, $.001 par value, for $1,000. As of June 30, 1998, the Fund meets the requirements, including diversification requirements, to qualify as a regulated investment company (RIC) under the Internal Revenue Code of 1986.

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

Loans classified as nonaccrual amounted to approximately $2,593,552 and $3,602,098 at June 30, 1998 and 1997, respectively. If interest on these loans had been accrued, such income would have been approximately $280,436 and $298,141 in 1998 and 1997, respectively.

Interest Rate Swaps

The Fund enters into interest rate swap transactions to manage interest rate exposures on its debt. Net interest receivable or payable on the swap transactions is included in interest expense. Gains or losses that result from the early termination of swap agreements are deferred and amortized over the remaining term of the associated debt as additional interest expense. Interest rate swaps that do not qualify as hedges are marked-to-market.

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

3.  SUMMARY OF INVESTMENTS:

Loans and leases generally are made to borrowers pursuant to commitments whereby the Fund commits to finance assets up to a specified amount for the term of the commitments, upon the terms and subject to the conditions specified by such commitment. The Fund's investments in loans and leases are entirely within the United States and are diversified among the following industries. The percentage of net assets that each industry group represents is shown with the industry totals:

                                                           Outstanding
                        Borrower                             6/30/98
---------------------------------------------------------- -------------

Biotechnology:
   Biosys, Inc.                                             $1,411,463
   Desmos, Inc.                                                148,190
   Advanced Therapies, Inc.                                    384,033
   Gene Logic, Inc.                                            843,866
   Idec Pharmaceuticals Corporation                          1,166,235
   Regen Biologics, Inc.                                       968,762
   Telek, Inc.                                                 944,835
                                                           -------------
            Total biotechnology (11.5%)                      5,867,384
                                                           -------------
Communications:
   Brocade Communications, Inc.                              1,549,444
   Cabletron Systems, Inc.                                     282,835
   Digital Generation Systems, Inc.                          4,425,920
   Exodus Communications, Inc.                               3,668,677
   Fabrik Communications, Inc.                               2,319,513
   Fiberlane Communications, Inc.                            4,559,687
   Jetstream Communications, Inc.                            1,031,864
   Juniper Networks, Inc.                                    2,203,586
   Optimal Networks Corporation                                377,341
   Optivision, Inc.                                          1,634,357
   Silicon Wireless, Inc.                                    1,557,972
   Socket Communications, Inc.                                  74,690
   Aunet Corporation                                           478,702
                                                           -------------
            Total communications (47.3%)                    24,164,588
                                                           -------------
Computers and peripherals:
   Das Devices, Inc.                                         4,284,193
   Headway Technologies, Inc.                                5,545,724
   Aptix Corporation                                           729,478
   Neomagic Corporation                                        475,299
   Netpower, Inc.                                              355,785
   SVision, Inc.                                               740,062
                                                           -------------
            Total computers and peripherals (23.8%)         12,130,541
                                                           -------------
Internet:
   Active Software, Inc.                                       257,984
   Adforce, Inc.                                             1,715,576
   Infoseek Corporation                                        508,281
   Intermedia Communications                                   537,127
   Inverse Network Technology                                  305,603
   Keynote Systems Incorporated                                376,683
   Netratings, Inc.                                             79,260
   Big Book, Inc.                                              703,428
   Wallop Software, Inc.                                     1,304,163
                                                           -------------
            Total Internet (11.3%)                           5,788,105
                                                           -------------

Medical devices:
   Ciphergen Biosystems                                     $  359,013
   Emed                                                        173,531
   Encelle, Inc.                                               320,116
   Heartstent Corporation                                      103,578
   Integ Incorporated                                        4,185,690
   Aerogen, Inc.                                               350,903
   Intratherapeutics, Inc.                                     818,637
   Myelotec, Inc.                                              202,361
   Oratec Interventions, Inc.                                  289,364
   Spinal Concepts, Inc.                                        41,234
   Survivalink Corporation                                     538,640
   Vidamed, Inc.                                               147,745
                                                           -------------
            Total medical devices (14.7%)                    7,530,812
                                                           -------------
Other:
   Larex, Inc.                                               1,549,010
   Topometrix Corporation                                    1,704,084
   Uniax Corporation                                         1,204,811
                                                           -------------
            Total other (8.7%)                               4,457,905
                                                           -------------
Semiconductors and equipment:
   Abpac, Inc.                                                 633,096
   Apache, Inc.                                                108,677
   Dynachip Corporation                                      1,256,469
   Equator Technologies, Inc.                                2,286,757
   Icompression, Inc.                                           99,135
   I-Cube, Inc.                                                966,331
   Lightwave Microsystems Corporation                          690,103
   Poseidon Technology, Inc.                                   293,336
   Quantum3D, Inc.                                             125,768
   Sirf Technology                                             523,092
   Telecruz Technology, Inc.                                   511,728
   Tessera, Inc.                                               216,177
   Transmeta Corporation                                     2,702,780
   O-In Design Automation                                      311,150
   ZSP Corporation                                           1,116,382
                                                           -------------
            Total semiconductors and equipment (23.2%)      11,840,981
                                                           -------------
Software:
   APT Productions, Inc.                                       442,271
   Calico Technology, Inc.                                     579,599
   Commerce One, Inc.                                          332,683
   Comps Infosystems, Inc.                                   1,459,068
   Datamind Corporation                                        549,091
   Ipsilon Network, Inc.                                       429,730
   Persistence Software, Inc.                                  273,040
   Perspecta, Inc.                                             281,949
   Release Software Corporation                                406,601
   Relevance Technologies, Inc.                                285,762
   Solopoint, Inc.                                             109,381
   Starlight Networks, Inc.                                  3,257,642
   Sunburst Communications                                     258,192
   Wink Communications, Inc.                                   938,113
   Xatrix Entertainment, Inc.                                   37,786
                                                           -------------
            Total software (18.9%)                           9,640,908
                                                           -------------
            Total                                           $81,421,224
                                                           =============

The Fund provides asset-based financing primarily to start-up and emerging growth venture-capital-backed companies. As a result, the Fund is subject to general credit risk associated with such companies. At June 30, 1998, the Fund has unfunded commitments to borrowers of $49,028,904.

The Fund's investments in warrants are entirely within the United States and are diversified among the following industry groups. The percentage of net assets that each industry group represents is shown with the industry totals:

                 Industry                                        Percentage of
                                               Warrant Value       Net Assets
-------------------------------------------- ------------------ ----------------

Biotechnology                                   $    158,163         0.3%
Communications                                       311,500         0.6
Computer and peripherals                             141,000         0.3
Internet                                              76,950         0.2
Medical devices                                      150,300         0.3
Semiconductor                                        222,600         0.4
Software                                             164,200         0.3
Other                                                 65,000         0.1
                                             ================== ================

                Total warrants                  $1,289,713           2.5%
                                             ================== ================

The Fund's investments in stock are entirely within the United States and are diversified among the following industries. The percentage of net assets that each industry group represents is shown with the industry totals:

  Industry                                                         Percentage of
                                                  Shares   Value      Net Assets
-------------------------------------------------------- ----------- -----------

  Communications:
     Cabletron Systems, Inc. ................      77,671  $  835,119
     Exodus Communications ..................     106,084   3,164,855
                                                 ----------  ---------

              Total communications ..........     183,755   3,999,974    7.8%
                                                  ----------  ---------
  Computers and peripherals:
     Das Devices, Inc. ......................     347,223      72,327
     JTS Corporation ........................     346,432      45,000
     Neomagic Corporation ...................      12,830     159,092
                                                  ----------  ---------

              Total computers and peripherals     706,485     276,419    0.5%
                                                 ----------  ---------

              Total common stock ............     890,240  $4,276,393
                                                 ==========  =========

4.  WARRANTS AND STOCK:

At June 30, 1998, the Fund held 5,939,256 warrants to purchase shares of common and preferred stock in 76 companies, of which 7 companies are publicly traded. The following is a summary of the activity for investments in warrants and investments in stocks for the year ended June 30, 1998:

Investments in warrants:
   Balance, June 30, 1997                                   $   2,282,242
     Acquisition of warrants                                      220,865
     Conversion of warrants to stock                              (89,572)
     Net change in unrealized gain                             (1,123,822)
                                                           ----------------
                                                           ================
   Balance, June 30, 1998                                   $   1,289,713
                                                           ================
                                                           ================

Investments in stocks:
   Balance, June 30, 1997                                   $   1,171,957
     Conversion of warrants to stock                            1,028,736
     Stock shares granted                                          72,327
     Stock sold                                                  (554,231)
     Net change in unrealized gain                              2,557,604
                                                           ----------------
   Balance, June 30, 1998                                   $   4,276,393
                                                           ================

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

The remainder of the warrants issued by private companies did not have a readily ascertainable market value and were assigned a minimal value at the time of acquisition. These warrants had a value of $1,034,550 at June 30, 1998.

At June 30, 1998, the Fund held 543,017 shares of common stock of companies, which were received when the Fund exercised its warrants in the companies, which had a cost basis of $577,936. The quoted market value of the stock, adjusted for illiquidity, was $4,159,067. In addition, the Fund also held 347,223 shares of stock in a private company, which had a value of $72,327 at June 30, 1998.

During the year, the Fund realized a gain of $4,227,112 on the sale of 195,710 shares of common stock, which had a cost basis of $572,771.

5.  LONG-TERM DEBT FACILITY:

The Fund has in place a $45 million securitization debt facility to finance the acquisition of asset-based loans and leases. The principal balance is a 39-month term loan. Additional amounts can be drawn on the credit facility by a minimum of $5 million and in $1 million increments in excess thereof. At June 30, 1998, there was $34.4 million outstanding under this facility. The interest rate on the facility is LIBOR plus .50 percent, which at June 30, 1998, was 6.1563 percent.

Borrowings under the facility are collateralized by the equipment financed by the Fund under loans and leases with assignment to the financial institution, plus other assets of the Fund. The amortization schedule for each borrowing under the facility is expected to correspond to the amortization of the loans and leases acquired with the proceeds of each borrowing. The Fund pays a commitment fee of 0.25 percent annually based on the average daily unused portion of the commitment with respect to this facility.

Expenses of $200,000 were incurred in connection with procuring the facility. These expenses have been capitalized and are being amortized over the period of the term loan.

Additionally, the Fund has a $15 million warehouse line of credit with $1.7 million outstanding on June 30, 1998. The interest rate on the warehouse line is LIBOR plus 1.15 percent, which at June 30, 1998, was 6.8063 percent.

The required aggregate debt principal payments for the next five years and thereafter are as follows:

  Year                  Principal Payments
------------------  -----------------------
  1999                    $   15,981,904
------------------  -----------------------
  2000                        13,128,604
------------------  -----------------------
  2001                         7,003,551
------------------  =======================
                          $   36,114,059
                    =======================

6.  INTEREST RATE SWAPS:

The Fund enters into interest rate swap transactions to hedge its interest rate on the debt facility. The net interest received or paid on the transactions is included in interest expense.

At June 30, 1998, the Fund had interest swap transactions outstanding with a total notional principal amount of $44.7 million to convert floating rate liabilities to fixed rates as follows:

             Notional  amount  of $31.5  million  whereby  the Fund pays a fixed interest rate of 6.20 percent, while the financial institution pays the floating 90-day LIBOR rate. Payments are made monthly and terminate on February 25, 2001.

             Notional  amount  of $3.2  million  whereby  the Fund  pays a fixed interest rate of 6.20 percent, while the financial institution pays the floating 90-day LIBOR rate. Payments are made monthly and terminate on February 25, 2001.

             Notional  amount  of $10  million  whereby  the  Fund  pays a fixed interest rate of 7.025 percent, while the financial institution pays the floating 90-day LIBOR rate. Payments are made quarterly and terminate on December 31, 2001.

At June 30, 1998, the fair market value of these swap transactions in excess of that which qualifies as a hedge resulted in an unrealized loss position of $383,000, based upon market quotes. The fair value of interest swaps is the estimated amount that the Company would pay to terminate the swap transactions at June 30, 1998, taking into account interest rates at that date.

The Fund is exposed to credit loss in the event of nonperformance by the counterparties to the interest swap transactions; however, these counterparties are creditworthy financial institutions, and the Fund does not anticipate nonperformance. The amount of such credit loss is generally limited to the fair market value on the swap agreements, if any.

7.  CAPITAL STOCK:

There are 100,000,000 shares of $.001 par value common stock authorized. As of June 30, 1998, 43,318.58 shares are issued and outstanding.

The Fund has subscription agreements in effect with its shareholders under which shareholders will purchase shares of the Fund, up to their full committed capital amount, upon capital calls delivered at least 15 days before payment is due. As of June 30, 1998, all capital commitments have been received.

8.   EARNINGS PER SHARE:

The Fund adopted Statement of Financial Accounting Standards (SFAS) No. 128, "Earnings per Share," effective December 31, 1997. SFAS No. 128 replaces primary and fully diluted earnings per share with basic and diluted earnings per share calculations. Basic earnings per share are computed by dividing net income, less dividends on preferred stock, by the weighted average common shares outstanding. Diluted earnings per share are computed by dividing net income, less dividends on preferred stock, by the weighted average common shares outstanding, including the dilutive effects of potential common shares (e.g., stock options). The Fund has no preferred stock or instruments that would be potential common shares; thus, reported basic and diluted earnings are the same.

9.  MANAGEMENT:

Westech Advisors serves as the Fund's investment manager, and Siguler Guff Advisers, L.L.C. serves as its fund manager. As compensation for their services to the Fund, the Managers receive a management fee computed and paid at the end of each quarter at an annual rate of 2.5 percent of the Fund's total assets (including amounts derived from borrowed funds) as of the last day of each fiscal quarter thereafter. Fees of $2,307,014 and $1,438,118 were recognized for the years ended June 30, 1998 and 1997, respectively.

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

Certain officers and directors of the Fund also serve as officers and directors of Westech Advisors and Siguler Guff Advisers, LLC.

10.  FUTURE FINANCIAL ACCOUNTING STANDARDS:

In June 1998, the Financial Accounting Standards Board (FASB) issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 133 establishes accounting and reporting standards requiring that every derivative instrument (including certain derivative instruments embedded in other contracts) be recorded in the balance sheet as either an asset or liability measured at its fair value. SFAS No. 133 requires that changes in the derivative's fair value be recognized currently in earnings unless specific hedge accounting criteria are met. Special accounting for qualifying hedges allows a derivative's gains and losses to offset related results on the hedged item in the income statement and requires that a company formally document, designate, and assess the effectiveness of transactions that receive hedge accounting.

SFAS No. 133 is effective for fiscal years beginning after June 15, 1999, and the Fund plans to adopt its provisions effective July 1, 1999. From time to time, the Fund enters into interest rate swaps to hedge its interest rate. Additionally, certain of its investments and long-term borrowings may have embedded options due to call or put features that would be required to be accounted for differently under SFAS No. 133 as compared to current accounting principles. The Fund has not yet quantified the impact of adopting SFAS No. 133 on its financial statements; however, SFAS No. 133 could increase the volatility of future earnings.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         Not applicable.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         The information required by this item is contained in part under the caption "Executive Officers of the Fund" in Part I hereof, and the remainder is contained in the Fund's Proxy Statement for the Annual Meeting of Shareholders to be held November 11, 1998 ("1998 Proxy Statement") under the caption "Proposal 2 -- To Elect Eight Directors of the Fund" and is incorporated herein by reference.

ITEM 11. EXECUTIVE COMPENSATION

         The information required by this item is contained in the Fund's 1998 Proxy Statement under the caption "Proposal 2 -- To Elect Eight Directors of the Fund" and is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The information required by this item is contained in the Fund's 1998 Proxy Statement under the caption "Annex A -- Beneficial Ownership of Fund Shares" and is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         The information required by this item is contained in the Fund's 1998 Proxy Statement under the captions: "Other Information -- Management" and is incorporated herein by reference.

PART IV.

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)            Index to Financials Statements and Financial Statement Schedules


  Report of Independent Public Accountants .........................  16

  Statement of Financial Position as of June 30, 1998 and 1997 .....  17

  Statement of Operations for the Years Ended June 30, 1998 and 1997  18

  Statement of Changes in Shareholders' Equity for
  the Years Ended June 30, 1998 and 1997 ...........................  19

  Statement of Cash Flows for the Years Ended June 30, 1998 and 1997  20

  Notes to Financial Statements ....................................  21


Financial Statement Schedules for the Years Ended June 30, 1998 and 1997 included in Item 14(d):

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

3.2 By-Laws, as amended to date - incorporated by reference to the Fund's 1997 Form 10K.

3.3 Bank Loan Agreement - incorporated by reference to the Fund's December 31, 1997 Form 10Q

10.1 Management Agreement, dated as of December 22, 1995, between the Fund on the one hand, and Westech Advisors and Siguler Guff Advisers, on the other hand
- incorporated by reference to the Fund's 1997 Form 10K.

Reports on Form 8-K

         The Fund filed no reports on Form 8-K with the Commission during the fiscal quarter ended June 30, 1998.

Signatures

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

VENTURE LENDING & LEASING, INC.
(Registrant)


By: ________________________               By: _________________________________
    Ronald W. Swenson                                Salvador O. Gutierrez
    Chairman and Chief Executive Officer      President, Chief Financial Officer
                                                  and Chief Accounting Officer

Date: September __, 1998                             Date: September __, 1998

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

          NAME                  TITLE                   DATE
  -----------------------  ----------------------  ------------------
  _______________________  Director                September 28, 1998
  John J. Cogan
  _______________________  Director                September 28, 1998
  J. Michael Egan
  _______________________  President and Director  September 28, 1998
  Salvador O. Gutierrez
  _______________________  Director                September 28, 1998
  Scott C. Malpass
  _______________________  Director                September 28, 1998
  Roger V. Smith
  _______________________  Director                September 28, 1998
  Arthur Spinner
  _______________________  Chairman and Director   September 28, 1998
  Ronald W. Swenson
  _______________________  Director                September 28, 1998
  George Von Gehr