Form 10-Q
period 1998-09-30
VENTURE LENDING & LEASING INC
filed 1998-11-13
CIK 913570

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


          [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ending September 30, 1998


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

               Class                        Outstanding as of November 15, 1998
-------------------------------------------------------------------------------
Common Stock, $.001 par value                        48,318.58

                 Page 1 of 15; Exhibit Index appears on Page 14

                         VENTURE LENDING & LEASING, INC.

                                      INDEX

                                                             Page Number


PART I -- FINANCIAL INFORMATION

Item 1.  Financial Statements

  Statement of Financial Position ..........................   3
  September 30, 1998 (Unaudited) and June 30, 1998 (Audited)

  Statement of Operations (Unaudited) ......................   4
  Three Months Ended September 30, 1998 and
  September 30, 1997

  Statement of Changes in Shareholders Equity ..............   5
  Three Months Ended September 30, 1998 (Unaudited) and the Year Ended June 30, 1998 (Audited)

  Statement of Cash Flows (Unaudited) ......................   6
  Three Months Ended September 30, 1998 and
  September 30, 1997

  Notes to Financial Statements ............................   7 - 10

Item 2.  Management's Discussion and Analysis of Financial    11 - 13
                  Condition and Results of Operations

PART II -- OTHER INFORMATION

Item 4.  Submission of Matters to a Vote of Security Holders   14

Item 6.  Exhibits                                              14

SIGNATURES                                                     15

VENTURE LENDING & LEASING, INC.

Statements of Financial Position (Unaudited)

-------------------------------------------------------------------------------


                                                        (Unaudited)    (Audited)
                                                       September 30,    June 30,
                                                           1998           1998
Assets

  Loans and leases, at estimated fair value ........   $74,732,538   $79,821,224
  (cost of $75,579,629 and $81,421,224, respectively)
  Investments in warrants, at estimated fair value . 1,246,959 1,289,713 (cost of $1,233,350 and $1,208,550)
  Investments in stocks, at estimated fair value ... 2,372,145 4,276,393 (cost of $536,772 and $650,263)
  Cash and cash equivalents ........................     2,334,904     2,301,753
  Past due loans receivable ........................     1,384,104       584,577
  Other assets .....................................       192,667       215,423
                                                       -----------   -----------
           Total assets ............................    82,263,317    88,489,083
                                                       -----------   -----------


Liabilities & Shareholders' Equity

Liabilities
  Bank loans ...................................        34,813,251   36,114,059
  Management fees payable ......................           514,712      560,821
  Accounts payable and other accrued liabilities           378,418      750,953
                                                        ----------   ----------

           Total liabilities ...................        35,706,381   37,425,833
                                                        ----------   ----------

Shareholders' Equity

  Common stock, $.001 par value; 100,000,000 shares
   authorized; issued and outstanding, 48,318.58 shares       49              49
  Capital in excess of par value .....................46,641,051      46,641,051
  Distributions ....................................(22,174,039)    (16,871,073)
  Accumulated earnings .............................. 22,089,875      21,293,223
                                                     -----------    ------------
           Total shareholders' equity ............... 46,556,936      51,063,250
                                                     -----------    ------------
           Total liabilities & shareholders' equity .$82,263,317    $ 88,489,083
                                                     ===========    ============

VENTURE LENDING & LEASING, INC.

Statement of Operations  (Unaudited)

--------------------------------------------------------------------------------



                                            For the Three          For the Three
                                             Months Ended           Months Ended
                                             September 30,         September 30,
                                                1998                    1997
                                            --------------         ------------

Investment income:
         Interest on loans and leases .....   $ 3,281,955            $ 2,746,914
         Interest on short-term investments        45,516                 74,993
                                              -----------            -----------
               Total investment income ....     3,327,471              2,821,907
                                              -----------            -----------


  Expenses:
         Interest expense .................       633,602                768,158
         Management fee ...................       514,712                562,442
         Other operating expenses .........       147,405                 87,353
                                              -----------            -----------
               Total expenses .............     1,295,719              1,417,953
                                              -----------            -----------

  Net investment income ...................     2,031,752              1,403,954
  Net change in unrealized gain (loss)
   from investment transactions ...........    (1,105,401)               463,438
  Net realized gain (loss) from
    investment transactions ...............      (129,699)             1,237,920
                                              -----------            -----------

      Net income ..........................   $   796,652            $ 3,105,312
                                              ===========            ===========

  Basic earnings per share ................   $     16.49            $     69.79
                                              ===========            ===========

  Weighted average shares outstanding .....        48,318                 44,492
                                              ===========            ===========


VENTURE LENDING & LEASING, INC.

Statement of Changes in Shareholders' Equity (Unaudited)

--------------------------------------------------------------------------------



                               For the Year Ended June 30, 1998 and

                             the Three Months Ended September 30, 1998




                  Common Stock
               ----------------- Capital in  Distri-
                                  Excess of  butions    Accumulated
                Shares    Amount  Par Value               Earnings      Total
               -----------------------------------------------------------------
Balance
June 30
1997           39,054.38   $40 $37,317,282 ($5,828,791)  $8,967,021  $40,455,552

  Shares sold   9,264.20     9   9,323,769      --           --        9,323,778
  Distributions    --       --       --    (11,042,282)      --     (11,042,282)
  Net income ..    --       --       --         --       12,326,202   12,326,202
               ------------ --- ---------- ------------ ----------- ------------

Balance,
June 30
1998           48,318.58    49  46,641,051 (16,871,073)  21,293,223   51,063,250

 Distributions     --       --       --     (5,302,966)      --      (5,302,966)
 Net income ..     --       --       --        --           796,652      796,652
               ------------ --- ---------- ------------ ----------- ------------

Balance
September 30
1998           48,318.58   $49 $46,641,051 ($22,174,039) $22,089,875 $46,556,936
              ===========  === =========== ============= =========== ===========

VENTURE LENDING & LEASING, INC.

Statement of Cash Flows (Unaudited)

--------------------------------------------------------------------------------

                                                    For the Three  For the Three
                                                     Months Ended   Months Ended
                                                     September 30, September 30,
                                                       1998              1997

 Cash flows from operating activities:

   Net income .......................................     $796,652   $3,105,312
   Adjustments to reconcile net investment income
        to net cash provided by operating activities:
   Amortization of organizational expenses ..........        7,561        7,561
   Amortization of bank loan expenses ...............       16,787       14,307
   Loss (gain) on sale of securities ................      129,699   (1,237,920)
   Change in unrealized gain from
     investment transactions ..........................  1,105,401     (463,438)
   Increase in loans receivable .....................     (799,527)    (601,611)
   Increase in other assets .........................       (1,592)     (57,425)
   Decrease in management fees payable ..............      (46,109)     (15,536)
   Decrease in accounts payable and other
     accrued liabilities ............................     (372,536)    (102,380)

                                                         ------------  ---------
   Net cash provided by operating activities ........      836,336      648,870
                                                         ------------  ---------

 Cash flows from investing activities:

   Acquisition of loans and leases ..................   (1,967,596) (18,559,672)
   Principal payments on loans and leases ...........    7,056,282     5,202,520
   Acquisition of warrants and common stock .........      (43,522)    (175,862)
   Proceeds from sale of securities .................      755,425     1,223,457

                                                        ------------   ---------
   Cash provided by (used in) investing activities ..    5,800,589  (12,309,557)
                                                        ------------   ---------

 Cash flows from financing activities:

   Sales of common stock, net .......................         --       9,323,778
   Distributions to shareholders ....................   (5,302,966)  (1,562,176)
   Loan from bank ...................................    4,500,000     7,500,000
   Principal payments on bank loan ..................   (5,800,808)        --

                                                         ------------  ---------
   Net cash provided by financing activities ........   (6,603,774)   15,261,602
                                                         ------------ ----------

   Net increase in cash and cash equivalents ........       33,151     3,600,915
                                                         ------------  ---------

   Cash and cash equivalents
    -- beginning of period ..........................    2,301,753     3,946,955
                                                         ------------  ---------

   Cash and cash equivalents -- end of period .......   $2,334,904    $7,547,870
                                                         ============ ==========

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

         The Fund's shares of Common Stock, $.001 par value (`Shares") were sold to subscribers pursuant to capital calls made through August 8, 1997. Total committed capital of $46.6 million has been fully funded as of September 30, 1998. The Fund has completed its investment period and will now focus on efficiently managing the Fund's portfolio towards liquidation. As of September 30, 1998, the Fund has distributed $22.2 million to its investors, including approximately 5% of committed capital.

         In addition to the historical information contained herein, this Quarterly Report contains certain forward-looking statements. The reader of this Quarterly Report should understand that all such forward-looking statements are subject to various uncertainties and risks that could affect their outcome. The Fund's actual results could differ materially from those suggested by such forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, variances in the actual versus projected growth in assets, return on assets, loan losses, expenses, rates charged on loans and earned on securities investments and competition effects as well as other factors. This entire Quarterly Report should be read to put such forward-looking statements in context and to gain a more complete understanding of the uncertainties and risks involved in the Fund's business.


Results of Operations --   Three Months Ended September 30, 1998 and
                           September 30, 1997

         Total investment income for the three months ending September 30, 1998 and 1997 were $3.33 million and $2.82 million, respectively, of which $3.28 million and $2.75 million, respectively, consisted of interest on venture loans outstanding during the period. Remaining income consisted of interest on the temporary investment of cash, pending investment in venture loans and leases or application to the Fund's expenses.

         Expenses for the three months ending September 30, 1998 and 1997 were $1.3 million and $1.4 million, respectively. Net income for the three months ended September 30, 1998 and 1997 was $0.8 million and $3.1 million and includes net change in realized and unrealized gains (losses) of ($1.2 million) and $1.7 million. On a per share basis, for the three months ending September 30, 1998 and 1997 net income was $16 and $70.

         The most significant factor effecting net income for the period was the net change in realized and unrealized loss of $1.2 million for the three months ending September 30, 1998 compared to the net gain of $1.7 million for the three months ending September 30, 1997. Net investment income increased to $2.0 million as of September 30, 1998 from $1.4 million as of September 30, 1997, reflecting the increase in loans outstanding and lower management fees and interest expense. As the Fund distributes contributed capital to its investors, management fees based on the Fund's total asset base are expected to continue to decrease accordingly.

         The Fund's policy is to place a loan on non-accrual status when either principal or interest has become past due for 90 days or more. As of September 30, 1998 and 1997, the Fund had loan balances outstanding of $2.6 million and $3.4 million to borrowers that were carried on a non-accrual basis. The amount that the Fund will ultimately recover on these loans cannot be determined with certainty. As of September 30, 1998, the Fund has applied a valuation allowance of $0.8 million to reduce the carrying value of the loans to their estimated fair market value.

Liquidity and Capital Resources --  September 30, 1998 and 1997

         Total capital committed to the purchase of shares pursuant to subscription agreements was approximately $46.6 million at September 30, 1998 and 1997. As of September 30, 1998 and 1997, 100% of committed capital was called to fund investments in venture loans and leases and to meet the Fund's expenses.

         The Fund has in place a $45 million securitization debt facility to finance the acquisition of asset-based loans and leases. The principal balance is a 39-month term loan. Additional amounts can be drawn on the credit facility by a minimum of $5 million and in $1 million increments in excess thereof. At September 30, 1998, there was $28.6 million outstanding under this facility. The interest rate on the facility is LIBOR plus .50 percent.

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

         Additionally, the Fund has a $15 million warehouse line of credit with $6.2 million outstanding on September 30, 1998. The interest rate on the warehouse line is LIBOR plus 1.15 percent.

         The Fund enters into interest rate swap transactions to hedge its interest rate on the debt facility. The net interest received or paid on the transactions is included in interest expense. At September 30, 1998, the Fund had interest swap transactions outstanding with a total notional principal amount of $40.9 million. The effect of the swap is to convert the variable LIBOR rate into a fixed rate on the contract notional value.

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

         Based on ongoing assessments and testing, the Fund believes that there is no material risk of business interruption as a result of computer errors or inefficiencies. Consequently, the Fund does not anticipate that the remediation costs associated with the year 2000 issue will be material. The Fund is also working with its vendors and customers to obtain reasonable assurances that they are taking comparable steps with respect to their year 2000 exposures. However, in the event that significant vendors or customers do not adequately address the year 2000 issue, it could have a material adverse effect on the Fund's operations and financial position. The steps the Fund is taking and intends to take do not guarantee complete success or eliminate the possibility that the Fund will not be adversely affected by the matters related to the year 2000.

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

                                                 VENTURE LENDING & LEASING, INC.
                                                 Registrant

Date: November 13, 1998
                                                 Ronald W. Swenson
                                                 Chairman
                                                 [Chief Executive Officer]


Date: November 13, 1998
                                                 Salvador O. Gutierrez
                                                 President & Treasurer
                                                 [Chief Financial Officer]

                         VENTURE LENDING & LEASING, INC.

                          NOTES TO FINANCIAL STATEMENTS
                               SEPTEMBER 30, 1998



1.  BASIS OF PRESENTATION

The accompanying condensed financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (SEC) and in Management's opinion, include all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of results for such interim periods. Certain information and note disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to SEC rules or regulations; however, the Fund believes that the disclosures made are adequate to make the information presented not misleading. The interim results for the three months ended September 30, 1998 and 1997, are not necessarily indicative of results for the full year. It is suggested that these financial statements be read in conjunction with the financial Statements and the notes included in the Fund's Annual Report for the year ended June 30, 1998.

2.  SUMMARY OF INVESTMENTS:

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

The percentage of net assets that each industry group represents is shown with the industry totals:

                                                        Outstanding
Borrower                                              June 30, 1998

Biotechnology:
Biosys, Inc.                                             $1,411,463
Ceres, Inc.
                                                            458,923
Desmos, Inc.                                                132,825
Advanced Therapies, Inc.                                    384,033
Gene Logic, Inc.                                            794,485
Idec Pharmaceuticals Corporation                            616,949
Protein Delivery, Inc.                                       22,635
Regen Biologics, Inc.                                       875,304
Telek, Inc.                                                 855,104
Therics, Inc.                                               399,688
                                                   -----------------
  Total biotechnology (12.8%)                             5,951,409
                                                   -----------------

Communications:
AUnet Corporation                                           454,015
Brocade Communications, Inc.                              1,378,684
Digital Generation Systems, Inc.                          4,066,761
Exodus Communications, Inc.                               3,414,940
Fabrik Communications, Inc.                               2,135,423
Fiberlane Communications, Inc.                            4,189,305
Jetstream Communications, Inc.                              923,976
Juniper Networks, Inc.                                    2,110,819
Optimal Networks Corporation                                344,186
Optivision, Inc.                                          1,421,921
Silicon Wireless, Inc.                                    1,441,318
Socket Communications, Inc.                                  57,525
Yago Systems, Inc.                                          258,671
                                                   -----------------
  Total communications (47.7%)                           22,197,544
                                                   -----------------

Computers and peripherals:
Das Devices, Inc.                                         4,032,320
Headway Technologies, Inc.                                5,165,967
Aptix Corporation                                           677,990
Neomagic Corporation                                        419,430
SVision, Inc.                                               719,111
                                                   -----------------
  Total computers and peripherals (23.7%)                11,014,818
                                                   -----------------

Internet:
Active Software, Inc.                                       235,604
Adforce, Inc.                                             1,602,524
Infoseek Corporation                                        187,867
Intermedia Communications                                   406,975
Inverse Network Technology                                  288,569
Keynote Systems Incorporated                                347,061
Netratings, Inc.                                             78,455
BigBook, Inc.                                               769,240
Wallop Software, Inc.                                     1,230,745
                                                   -----------------
  Total Internet (11.1%)                                  5,147,040
                                                   -----------------


Medical devices:
Ciphergen Biosystems                                        306,415
eMed                                                        161,262
Encelle, Inc.                                               291,891
Heartstent Corporation                                      105,095
Integ Incorporated                                        3,965,251
Aerogen, Inc.                                               315,724
Intratherapeutics, Inc.                                     911,497
Myelotec, Inc.                                              191,044
Oratec Interventions, Inc.                                  252,369
Spinal Concepts, Inc.                                       216,350
Survivalink Corporation                                     543,385
                                                   -----------------
  Total medical devices (15.6%)                           7,260,283
                                                   -----------------

Other:
Larex, Inc.                                               1,401,407
Topometrix Corporation                                    1,704,084
Uniax Corporation                                         1,110,861
                                                   -----------------
  Total other (9.1%)                                      4,216,352
                                                   -----------------

Semiconductors and equipment:
Abpac, Inc.                                                 614,845
Apache, Inc.                                                 66,125
Dynachip Corporation                                      1,166,794
Equator Technologies, Inc.                                2,093,951
iCompression, Inc.                                           92,849
I-Cube, Inc.                                                903,961
Lightwave Microsystems Corporation                          635,784
Poseidon Technology, Inc.                                   398,641
Quantum3D, Inc.                                             117,198
SiRF Technology                                             579,285
Telecruz Technology, Inc.                                   514,184
Tessera, Inc.                                               166,572
Transmeta Corporation                                     2,776,501
O-In Design Automation                                      318,896
ZSP Corporation                                           1,024,574
                                                   -----------------
  Total semiconductors and equipment (24.6%)             11,470,160
                                                   -----------------

Software:
Calico Technology, Inc.                                     527,221
Commerce One, Inc.                                          304,758
Comps Infosystems, Inc.                                   1,342,404
Datamind Corporation                                        500,531
Nokia, IP Inc.                                              367,597
Persistence Software, Inc.                                  241,653
Perspecta, Inc.                                             338,708
Release Software Corporation                                361,792
Relevance Technologies, Inc.                                264,479
Solopoint, Inc.                                              98,343
Starlight Networks, Inc.                                  2,964,975
Tenth Planet Exploration, Inc.                              212,263
Wink Communications, Inc.                                   851,473
Xatrix Entertainment, Inc.                                   67,831
                                                   -----------------
  Total software (18.1%)                                  8,444,028
                                                   -----------------

Total                                                   $75,701,634
                                                   =================


The Fund provides asset-based financing primarily to start-up and emerging growth venture-capital-backed companies. As a result, the Fund is subject to general credit risk associated with such companies. At September 30, 1998, the Fund has unfunded commitments to borrowers of $45.3 million.

The Fund's investments in warrants are entirely within the United States and are diversified among the following industries. The percentage of net assets that each industry group represents is shown with the industry totals:

                                                               Percentage of Net
Industry                                          Warrant Value      Assets
-----------------------------------------------   --------------  --------------

Biotechnology                                         $105,609              0.2%
Communications                                         313,000              0.7
Computer and peripherals                               141,000              0.3
Internet                                                80,250              0.2
Medical devices                                        156,300              0.3
Semiconductor                                          225,600              0.5
Software                                               160,200              0.3
Other                                                   65,000              0.1
                                                ----------------   -------------

            Total warrants                          $1,246,959              2.7%
                                                ================  ==============


The Fund's investment in common stock at September 30, 1998, consists of investments in four securities within the United States and is diversified among the software, semiconductor and communications industries. These investments have a carrying value of $2.4 million and represents 5.1 percent of the Fund's net assets.

At September 30, 1998, the Fund held 0.3 million warrants to purchase the common and preferred shares of 7 publicly traded companies. Because of the illiquid nature of these warrants, the Fund is carrying the public companies at a discounted value of $188,000. The warrants issued by private companies do not have a readily ascertainable market value and were assigned a minimal value at the time of acquisition. These warrants had a value of $1.1 million at September 30, 1998.


3.  EARNINGS PER SHARE:

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

4.  FUTURE FINANCIAL ACCOUNTING STANDARDS:

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