Form 10-Q
period 1998-12-31
VENTURE LENDING & LEASING INC
filed 1999-02-12
CIK 913570

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


          [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ending December 31, 1998


          [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

          For the transition period from ___________ to ______________


                         Commission file number 0-22618

                         Venture Lending & Leasing, Inc.
                         -------------------------------
             (Exact Name of Registrant as specified in its charter)

          Maryland                                    13-3775187
----------------------------------------------     --------------------
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

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

           Class                             Outstanding as of February 15, 1999
      --------------                        ------------------------------------
Common Stock, $.001 par value                          48,318.58

                 Page 1 of 17; Exhibit Index appears on Page 16

VENTURE LENDING & LEASING, INC.

                                      INDEX

                                                                  Page Number

PART I -- FINANCIAL INFORMATION

Item 1.  Financial Statements

     Statement of Financial Position                                  3
     December 31, 1998 (Unaudited) and June 30, 1998 (Audited)

     Statement of Operations (Unaudited)                              4
     Six months ended December 31, 1998 and December 31, 1997

     Statement of Operations (Unaudited)                              5
     Three months ended December 31, 1998 and December 31, 1997

     Statement of Changes in Shareholders Equity                      6
     Six months ended December 31, 1998 (Unaudited) and the Year Ended June 30, 1998 (Audited)

     Statement of Cash Flows (Unaudited)                              7
     Six months ended December 31, 1998 and
     December 31, 1997

     Notes to Financial Statements                                  8 - 12

Item 2.  Management's Discussion and Analysis of Financial         13 - 15
                  Condition and Results of Operations

PART II -- OTHER INFORMATION

Item 4.  Submission of Matters to a Vote of Security Holders          16

Item 6.  Exhibits                                                     16

SIGNATURES                                                            17

VENTURE LENDING & LEASING, INC.

Statement of Financial Position

--------------------------------------------------------------------------------

                                                     (Unaudited)       (Audited)
                                                     December 31        June 30
                                                         1998             1998
Assets

Loans and leases, at estimated fair value
  (cost of $65,395,556 and   $81,421,224)           $65,381,740      $79,821,224
Investments in warrants, at estimated fair value
 (cost of $1,146,850 and $1,208,550)                  1,233,272        1,289,713
Investments in stocks, at estimated fair value
(cost of $192,330  and $650,263)                        506,286        4,276,393
Cash and cash equivalents                             6,522,716        2,301,753
Past due loans receivable                               102,248          584,577
Other assets                                            172,581          215,423
                                                 -------------------------------
         Total assets                                73,918,843       88,489,083
                                                 -------------------------------


Liabilities & Shareholders' Equity

Liabilities

Bank loans                                           29,564,958       36,114,059
Management fees payable                                 460,986          560,821
Accounts payable and
other accrued liabilities                               840,476          750,953
                                                  ------------------------------
                                                  ------------------------------
         Total liabilities                           30,866,420       37,425,833
                                                  ------------------------------

Shareholders' Equity

Common stock, $.001 par value; 100,000,000
shares authorized; issued
and outstanding, 48,318.58 shares                            49               49
Capital in excess of par value                       46,641,051       46,641,051
Distributions                                      (29,490,921)     (16,871,073)
Accumulated earnings                                 25,902,244       21,293,223
                                                   -----------------------------
         Total shareholders' equity                  43,052,423       51,063,250
                                                   -----------------------------
         Total liabilities & shareholders' equity   $73,918,843      $88,489,083
                                                   =============================


The accompanying notes are an integral part of these statements.

VENTURE LENDING & LEASING, INC.

Statement of Operations (Unaudited)

--------------------------------------------------------------------------------


                                           For the Six Months Ended December 31,

                                                  1998                 1997

Investment income:
Interest on loans and leases                     $6,517,485           $5,974,287
Interest on short-term investments                   99,560              204,698
                                               --------------        -----------

      Total investment income                     6,617,045            6,178,985
                                               --------------        -----------

Expenses:
Interest expense                                  1,195,434            1,600,173
Management fee                                      975,698            1,167,588
Bank loan facility fee                              170,391               38,997
Professional fees                                    61,047               72,574
Other operating expenses                             71,962               64,509
                                               --------------        -----------

      Total expenses                              2,474,532            2,943,841
                                               --------------        -----------


Net investment income                             4,142,513            3,235,144
Net change in unrealized loss from
investment transactions                         (1,720,732)            (867,968)
Net realized gain from investment transactions    3,773,423            2,385,478
Realized loss on loans                          (1,586,183)                ----
                                               --------------        -----------

    Net income                                   $4,609,021           $4,752,654
                                               ==============        ===========

Basic earnings per share                             $95.39              $102.42
                                               ==============        ===========

Weighted average shares outstanding                  48,318               46,405
                                               ==============        ===========

VENTURE LENDING & LEASING, INC.

Statement of Operations  (Unaudited)

--------------------------------------------------------------------------------


                                         For the Three Months Ended December 31,


                                                  1998                 1997



Investment income:
   Interest on loans and leases                 $ 3,235,529          $ 3,227,374
   Interest on short-term investments                54,044              129,705
                                               --------------        -----------

      Total investment income                     3,289,573            3,357,079
                                               --------------        -----------

Expenses:
   Interest expense                                 561,833              832,015
   Management fee                                   460,986              605,146
   Other operating expenses                         155,938               88,728
                                               --------------        -----------
      Total expenses                              1,178,757            1,525,889
                                               --------------        -----------

Net investment income                             2,110,816            1,831,190
Net change in unrealized loss from
investment transactions                          (2,201,514)         (1,331,406)
Net realized gain from investment transactions    3,903,122            1,147,559
                                               --------------        -----------

    Net income                                  $ 3,812,424          $ 1,647,343
                                               ==============        ===========


Basic earnings per share                        $     78.90          $     34.09
                                               ==============        ===========

Weighted average shares outstanding                  48,318               48,318
                                               ==============        ===========

VENTURE LENDING & LEASING, INC.

Statement of Changes in Shareholders' Equity (Unaudited)

--------------------------------------------------------------------------------




                     For the Year Ended June 30, 1998 and

                     the Six Months Ended December 31, 1998




               Common Stock
                 --------    Capital in
                              Excess of                Accumulated
               Shares Amount  Par Value   Distributions  Earnings        Total
               -----------------------------------------------------------------

Balance,June 30
1997           39,054.38 $40 $37,317,282  ($5,828,791)  $8,967,021   $40,455,552

Shares sold     9,264.20   9   9,323,769       --           --         9,323,778
Distributions      --     --      --      (11,042,282)      --      (11,042,282)
Net income         --     --      --           --       12,326,202    12,326,202
                ----------------------------------------------------------------


Balance,June 30
1998           48,318.58  49  46,641,051  (16,871,073)  21,293,223    51,063,250

Distributions      --     --      --      (12,619,848)      --      (12,619,848)
Net income         --     --      --           --        4,609,021     4,609,021
                ----------------------------------------------------------------

Balance, December
31, 1998       48,318.58 $49 $46,641,051 ($29,490,921) $25,902,244   $43,052,423
               =================================================================

VENTURE LENDING & LEASING, INC.

Statement of Cash Flows (Unaudited)

--------------------------------------------------------------------------------

                                                   For the Six       For the Six
                                                  Months Ended      Months Ended
                                                   December 31       December 31
                                                       1998              1997

Cash flows from operating activities:

Net income                                           $4,609,021       $4,752,654
Adjustments to reconcile net investment income
     to net cash provided by operating activities:
Amortization of organizational expenses                  15,041           15,033
Amortization of bank loan expenses                       33,391           38,997
Gain on sale of securities                           (3,773,423)     (2,385,478)
Realized loss on loans                                1,586,183             ----
Increase in unrealized gain from
investment transactions                               1,720,732          867,968
Increase in past due loans receivable                  (999,717)            ----
Decrease in other assets                                 (5,590)       (284,649)
Increase (decrease) in management fees payable          (99,835)         125,658
Decrease in accounts payable and other
  accrued liabilities                                    89,523           68,860

                                                    -------------     ----------
Net cash provided by operating activities             4,657,372        3,199,043
                                                    -------------     ----------
Cash flows from investing activities:

Acquisition of loans and leases                     (6,150,173)     (33,354,134)
Principal payments on loans and leases               20,589,657       13,133,690
Acquisition of warrants and common stock               (74,809)        (252,362)
Proceeds from sale of securities                      4,367,865        2,220,618
                                                    -------------     ----------
Cash provided by (used in) investing activities      18,732,540     (18,252,188)
                                                    -------------     ----------

Cash flows from financing activities:

Sales of common stock, net                                ----         9,323,778
Distributions to shareholders                      (12,619,848)      (4,202,787)
Loan from bank                                       4,500,000        15,000,000
Principal payments on bank loan                    (11,049,101)             ----
                                                   -------------      ----------
Net cash provided by (used in)
financing activities                               (19,168,949)       20,120,991
                                                   -------------      ----------
Net increase in cash and cash equivalents            4,220,963        5,067,846
                                                   -------------      ---------

Cash and cash equivalents -- beginning of period      2,301,753        3,946,955
                                                   -------------      ----------

Cash and cash equivalents -- end of period           $6,522,716       $9,014,801
                                                   =============     ===========

                         VENTURE LENDING & LEASING, INC.

                    NOTES TO FINANCIAL STATEMENTS (UNAUDITED)
                                DECEMBER 31, 1998



1.  BASIS OF PRESENTATION:

The accompanying condensed financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (SEC) and in Management's opinion, include all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of results for such interim periods. Certain information and note disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to SEC rules or regulations; however, the Fund believes that the disclosures made are adequate to make the information presented not misleading. The interim results for the six months ended December 31, 1998 and 1997, are not necessarily indicative of results for the full year. It is suggested that these financial statements be read in conjunction with the financial Statements and the notes included in the Fund's Annual Report for the year ended June 30, 1998.

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

The percentage of net assets that each industry group represents is shown with the industry totals:


                                                       Outstanding
Borrower                                            December 31, 1998

Biotechnology:
Biosys, Inc.                                                 $1,411,463
Ceres, Inc.                                                     463,147
Desmos, Inc.                                                    116,681
Advanced Therapies, Inc.                                        150,000
Gene Logic, Inc.                                                743,233
Idec Pharmaceuticals Corporation                                428,537
Protien Delivery, Inc.                                           22,116
Regen Biologics, Inc.                                           778,932
Telek, Inc.                                                     762,170
Therics, Inc.                                                   382,767
                                                   ---------------------
  Total biotechnology (12.2%)                                 5,259,046
                                                   ---------------------

Communications:
AUnet Corporation                                               427,922
Brocade Communications, Inc.                                  1,200,651
Cerent Corporation                                            4,153,652
Digital Generation Systems, Inc.                              3,678,715
Exodus Communications, Inc.                                   3,150,430
Fabrik Communications, Inc.                                   1,930,169
Jetstream Communications, Inc.                                  833,928
Juniper Networks, Inc.                                        2,016,785
Optimal Networks Corporation                                    309,567
Optivision, Inc.                                                397,189
Silicon Wireless, Inc.                                        1,319,559
Socket Communications, Inc.                                      43,504
Yago Systems, Inc.                                              233,294
                                                   ---------------------
  Total communications (45.7%)                               19,695,365
                                                   ---------------------

Computers and peripherals:
Das Devices, Inc.                                             3,768,313
Headway Technologies, Inc.                                    4,772,149
Aptix Corporation                                               624,401
Neomagic Corporation                                            361,062
SVision, Inc.                                                   658,327
                                                   ---------------------
  Total computers and peripherals (23.7%)                    10,184,252
                                                   ---------------------

Internet:
Active Software, Inc.                                           212,220
Adforce, Inc.                                                 1,484,784
Intermedia Communications                                       269,141
Inverse Network Technology                                      270,825
Keynote Systems Incorporated                                    363,008
Netratings, Inc.                                                 73,817
Wallop Software, Inc.                                           761,383
                                                   ---------------------
  Total Internet (8.0%)                                       3,435,178
                                                   ---------------------


Medical devices:
Ciphergen Biosystems                                            251,362
eMed                                                            148,400
Encelle, Inc.                                                   260,043
Heartstent Corporation                                          130,822
Integ Incorporated                                            4,082,380
Aerogen, Inc.                                                   279,030
Intratherapeutics, Inc.                                         863,330
Myelotec, Inc.                                                  179,234
Oratec Interventions, Inc.                                      213,749
Spinal Concepts, Inc.                                           215,734
Survivalink Corporation                                         510,383
                                                   ---------------------
  Total medical devices (16.6%)                               7,134,467
                                                   ---------------------

Other:
Intelligent Systems for Retail                                1,483,462
Volumetrics Medical Imaging Inc.                                273,945
Larex, Inc.                                                   1,246,841
Uniax Corporation                                             1,012,737
                                                   ---------------------
  Total other (9.3%)                                          4,016,985
                                                   ---------------------

Semiconductors and equipment:
Abpac, Inc.                                                     892,815
Apache, Inc.                                                     21,015
Dynachip Corporation                                          1,159,759
Equator Technologies, Inc.                                    1,891,566
iCompression, Inc.                                               86,270
I-Cube, Inc.                                                    833,994
Lightwave Microsystems Corporation                              579,191
Poseidon Technology, Inc.                                       375,956
Quantum3D, Inc.                                                 108,209
SiRF Technology                                                 669,046
Telecruz Technology, Inc.                                       493,687
Tessera, Inc.                                                   113,136
Transmeta Corporation                                         2,814,894
O-In Design Automation                                          339,902
ZSP Corporation                                                 918,689
                                                   ---------------------
  Total semiconductors and equipment (26.2%)                 11,298,129
                                                   ---------------------

Software:
Calico Technology, Inc.                                         472,745
Commerce One, Inc.                                              275,568
Comps Infosystems, Inc.                                       1,502,163
Datamind Corporation                                            449,807
Mineshare Corpration                                            195,024
Personic Software Inc.                                          124,697
Persistence Software, Inc.                                      208,932
Perspecta, Inc.                                                 312,450
Release Software Corporation                                    315,137
Relevance Technologies, Inc.                                    242,306
Solopoint, Inc.                                                  86,755
Tenth Planet Exploration, Inc.                                  163,718
Xatrix Entertainment, Inc.                                       22,831
                                                   ---------------------
  Total software (10.2%)                                      4,372,133
                                                   ---------------------

Total                                                       $65,395,555
                                                   =====================

The Fund provides asset-based financing primarily to start-up and emerging growth venture-capital-backed companies. As a result, the Fund is subject to general credit risk associated with such companies. At September 30, 1998, the Fund has unfunded commitments to borrowers of $41.1 million.


The Fund's investments in warrants are entirely within the United States and are diversified among the following industries. The percentage of net assets that each industry group represents is shown with the industry totals:

                                                               Percentage of Net
Industry                                           Warrant Value       Assets
--------------------------------------------------------------------------------

Biotechnology                                          $163,163             0.4%
Communications                                          313,000             0.7%
Computer and peripherals                                141,000             0.3%
Internet                                                 43,250             0.1%
Medical devices                                         162,300             0.4%
Semiconductor                                           225,600             0.5%
Software                                                119,700             0.3%
Other                                                    60,000             0.2%
                                                --------------------------------

            Total warrants                           $1,233,272             2.9%
                                                ================================


The Fund's investment in common stock at December 31, 1998 consists of investments in three securities within the United States and is diversified among the software, semiconductor and communications industries. These investments have a carrying value of $0.5 million and represents 1.2 percent of the Fund's net assets.

At December 31, 1998, the Fund held 0.3 million warrants to purchase the common and preferred shares of 7 publicly traded companies. Because of the illiquid nature of these warrants, the Fund is carrying the public companies at a discounted value of $260,000. The warrants issued by private companies do not have a readily ascertainable market value and were assigned a minimal value at the time of acquisition. These warrants had a value of $1.0 million at December 31, 1998.


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

         The Fund's shares of Common Stock, $.001 par value (`Shares") were sold to subscribers pursuant to capital calls made through August 8, 1997. Total committed capital of $46.6 million has been fully funded as of December 31, 1998. The Fund has completed its investment period and will now focus on efficiently managing the Fund's portfolio. As of December 31, 1998, the Fund has distributed $29.5 million to its investors, including approximately $7.1 million of committed capital.

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


Results of Operations --   Six Months Ended December 31, 1998 and December 31,
                           1997

         Total investment income for the six months ending December 31, 1998 and 1997 were $6.6 million and $6.2 million, respectively, of which $6.5 million and $6.0 million, respectively, consisted of interest on venture loans outstanding during the period. Remaining income consisted of interest on the temporary investment of cash, pending investment in venture loans and leases or application to the Fund's expenses.

         Expenses for the six months ending December 31, 1998 and 1997 were $2.5 million and $2.9 million, respectively. Net income for the six months ended December 31, 1998 and 1997 was $4.6 million and $4.8 million and includes net change in realized and unrealized gains (losses) of $0.5 million and $1.5 million. On a per share basis, for the six months ending December 31, 1998 and 1997 net income was $95 and $102.

         Net investment income increased to $4.1 million for the six months ending December 31, 1998 compared to $3.2 million for the six months ending December 31, 1997, reflecting the early pay-off of several loans, lower management fees and interest expense. As the Fund distributes contributed capital to its investors, management fees based on the Fund's total asset base are expected to continue to decrease accordingly. The most significant factor effecting net income for the period was the net change in realized and unrealized gain of $0.5 million for the six months ending December 31, 1998 compared to the net gain of $1.5 million for the six months ending December 31, 1997.

         The Fund's policy is to place a loan on non-accrual status when either principal or interest has become past due for 90 days or more. As of December 31, 1998 and 1997, the Fund had loan balances outstanding of $1.6 million and $2.5 million to borrowers that were carried on a non-accrual basis. The amount that the Fund will ultimately recover on these loans cannot be determined with certainty.

Liquidity and Capital Resources --  December 31, 1998 and 1997

         Total capital committed to the purchase of shares pursuant to subscription agreements was approximately $46.6 million at December 31, 1998 and 1997. As of December 31, 1998 and 1997, 100% of committed capital was called to fund investments in venture loans and leases and to meet the Fund's expenses.

         The Fund has in place a $45 million securitization debt facility to finance the acquisition of asset-based loans and leases. The principal balance is a 39-month term loan. Additional amounts can be drawn on the credit facility by a minimum of $5 million and in $1 million increments in excess thereof. At December 31, 1998, there was $23.4 million outstanding under this facility. The interest rate on the facility is LIBOR plus .50 percent.

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

         Additionally, the Fund has a $10 million warehouse line of credit with $6.2 million outstanding on December 31, 1998. The interest rate on the warehouse line is LIBOR plus 1.25 percent.

         The Fund enters into interest rate swap transactions to hedge its interest rate on the debt facility. The net interest received or paid on the transactions is included in interest expense. At December 31, 1998, the Fund had interest swap transactions outstanding with a total notional principal amount of $37.3 million. The effect of the swap is to convert the variable LIBOR rate into a fixed rate on the contract notional value.

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

         Based on ongoing assessments and testing, the Fund believes that there is no material risk of business interruption as a result of computer errors or inefficiencies. Consequently, the Fund does not anticipate that the remediation costs associated with the year 2000 issue will be material. The Fund is also working with its vendors and customers to obtain reasonable assurances that they are taking comparable steps with respect to their year 2000 exposures. However, in the event that significant vendors or customers do not adequately address the year 2000 issue, it could have a material adverse effect on the Fund's operations and financial position. The Fund's contingency plan includes switching to vendors that are year 2000 compliant and utilizing backup systems that do not rely on computers. The steps the Fund is taking and intends to take do not guarantee complete success or eliminate the possibility that the Fund will not be adversely affected by the matters related to the year 2000.

PART II -- OTHER INFORMATION

Item 4.  Submission of Matters to a Vote of Security Holders

         On November 11, 1998, the Fund held its Annual Meeting of Shareholders. The incumbent board of directors was elected, with all of the 47,294.067 votes cast voting in favor of each nominee. At the meeting, the selection of Arthur Andersen LLP as the Fund's independent auditors was ratified, with all the 47,294.067 votes cast voting in favor of such ratification.


Item 6.  Exhibits

         Ex 27.1 Financial Data Schedule

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned duly authorized.

Venture Lending & Leasing, Inc.
Registrant


By:    /S/ Ronald W. Swenson                      By:   /S/ Salvador O.Gutierrez
----------------------------                      ------------------------------
Ronald W. Swenson                                 Salvador O. Gutierrez
Chairman                                          President & Treasurer
[Chief Executive Officer]                         [Chief Financial Officer]



Date: February 15, 1999                           Date: February 15, 1999