Form 10-Q
period 1999-03-31
VENTURE LENDING & LEASING INC
filed 1999-05-14
CIK 913570

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


          [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ending March 31, 1999


          [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________ to ______________


Commission file number 0-22618

                        Venture Lending & Leasing, Inc.
             (Exact Name of Registrant as specified in its charter)

                    Maryland                                       13-3775187
-------------------------------------------------            -------------------
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

                                 (408) 436-8577
             ------------------------------------------------------
              (Registrant's telephone number, including area code)

         Indicate by check mark whether the registrant has (i) filed all reports required to be filed by Section 13 or 15(d) of the Securities and Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (ii) has been subject to such filing requirements for the past 90 days.
Yes [X]   No

         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

                   Class                        Outstanding as of May 15, 1999
-------------------------------------------     ------------------------------
Common Stock, $.001 par value                              48,318.58

                 Page 1 of 17; Exhibit Index appears on Page 16

                         VENTURE LENDING & LEASING, INC.

                                      INDEX

                                                                    Page Number

PART I -- FINANCIAL INFORMATION

Item 1.  Financial Statements

                  Statement of Financial Position                             3
                  March 31, 1999 (Unaudited) and June 30, 1998 (Audited)

                  Statement of Operations (Unaudited)                         4
                  Nine Months ended March 31, 1999 and
                  March 31, 1998

                  Statement of Operations (Unaudited)                         5
                  Three months ended March 31, 1999 and
                  March 31, 1998

                  Statement of Changes in Shareholders Equity                 6
                  Nine Months ended March 31, 1999 (Unaudited) and the Year Ended June 30, 1998 (Audited)

                  Statement of Cash Flows (Unaudited)                         7
                  Nine Months ended March 31, 1999 and
                  March 31, 1998

                  Notes to Financial Statements                           8 - 12

Item 2.  Management's Discussion and Analysis of Financial               13 - 15
                  Condition and Results of Operations

PART II -- OTHER INFORMATION

Item 4.  Submission of Matters to a Vote of Security Holders                 16

Item 6.  Exhibits                                                            16

SIGNATURES                                                                   17

VENTURE LENDING & LEASING, INC.

Statement of Financial Position

--------------------------------------------------------------------------------

                                                    (Unaudited)       (Audited)
                                                  March 31, 1999   June 30, 1998
Assets                                            --------------    ------------

Loans and leases, at estimated fair value
(cost of $60,348,846 and $81,421,224)               $ 60,335,030    $ 79,821,224
Investments in warrants, at estimated fair value
(cost of $1,125,350 and $1,208,550)                    1,180,019       1,289,713
Investments in stocks, at estimated fair value
(cost of $192,330 and $650,263)                          437,367       4,276,393
Cash and cash equivalents                              3,801,163       2,301,753
Past due loans receivable                                495,145         584,577
Other assets                                             147,791         215,423
                                                    ------------    ------------
  Total assets                                        66,396,515      88,489,083
                                                    ------------    ------------


Liabilities & Shareholders' Equity

Liabilities
Bank loans                                            28,993,882      36,114,059
Management fees payable                                  412,305         560,821
Accounts payable and other accrued liabilities           581,168         750,953
                                                    ------------    ------------

  Total liabilities                                   29,987,355      37,425,833
                                                    ------------    ------------

Shareholders' Equity

Common stock, $.001 par value;
100,000,000 shares authorized;
issued and outstanding, 48,318.58 shares                      49              49
Capital in excess of par value                        46,641,051      46,641,051
Distributions                                        (37,591,048)   (16,871,073)
Accumulated earnings                                  27,359,108      21,293,223
                                                    ------------    ------------
Total shareholders' equity                            36,409,160      51,063,250
                                                    ------------    ------------
Total liabilities & shareholders' equity            $ 66,396,515    $ 88,489,083
                                                    ============    ============


The accompanying notes are an integral part of these statements.

VENTURE LENDING & LEASING, INC.

Statement of Operations (Unaudited)

--------------------------------------------------------------------------------


                                                            For the Nine
                                                         Months Ended March 31,

                                                           1999           1998
                                                       -----------    ----------

  Investment income:
     Interest on loans and leases                     $ 9,088,170    $ 9,369,552
     Interest on short-term investments                   160,076        302,567
                                                       -----------    ----------

       Total investment income                          9,248,246      9,672,119
                                                       -----------    ----------



  Expenses:
     Interest expense                                   1,681,850      2,294,947
     Management fee                                     1,388,002      1,748,193
     Bank loan facility fee                               237,432        114,556
     Professional fees                                    124,398        148,360
     Other operating expenses                              96,515        115,919
                                                       -----------    ----------

       Total expenses                                   3,528,197      4,421,975
                                                       -----------    ----------

  Net investment income                                 5,720,049      5,250,144
  Net change in unrealized (loss) gain
   from investment transactions                        (1,821,404)        40,333
  Net realized gain from investment transactions        3,753,423      4,207,596
  Realized loss on loans                               (1,586,183)          --
                                                       -----------    ----------

       Net income                                     $ 6,065,885    $ 9,498,073
                                                       ===========    ==========


  Basic earnings per share                            $    125.54    $    201.94
                                                      ===========    ===========

  Weighted average shares outstanding                      48,319         47,034
                                                      ===========    ===========



The accompanying notes are an integral part of these statements.

VENTURE LENDING & LEASING, INC.

Statement of Operations  (Unaudited)

--------------------------------------------------------------------------------


                                                            For the Three
                                                          Months Ended March 31,

                                                           1999          1998
                                                       ----------     ----------

  Investment income:
     Interest on loans and leases                     $ 2,570,686    $ 3,395,265
     Interest on short-term investments                    60,516         97,869
                                                       -----------    ----------

          Total investment income                       2,631,202      3,493,134
                                                       -----------    ----------


  Expenses:
     Interest expense                                     486,415        694,774
     Management fee                                       412,305        578,605
     Other operating expenses                             154,945        204,753
                                                       -----------    ----------

          Total expenses                                1,053,665      1,478,132
                                                       -----------    ----------

  Net investment income                                 1,577,537      2,015,002
  Net change in unrealized (loss) gain
  from investment transactions                           (100,672)       908,301
  Net realized (loss) gain from
  investment transactions                                 (20,000)     1,822,117
                                                       -----------    ----------


          Net income                                  $ 1,456,865    $ 4,745,420
                                                       ===========    ==========


  Basic earnings per share                            $     30.15    $     98.21
                                                      ===========    ===========


  Weighted average shares outstanding                      48,318         48,319
                                                      ===========    ===========




The accompanying notes are an integral part of these statements.

VENTURE LENDING & LEASING, INC.

Statement of Changes in Shareholders' Equity (Unaudited)

--------------------------------------------------------------------------------



                              For the Year Ended June 30, 1998 and

                              the Nine Months Ended March 31, 1999
                              ------------------------------------




               Common Stock      Capital
             ----------------      in
                                Excess of               Accumulated
              Shares   Amount   Par Value  Distributions  Earnings     Total
             -------------------------------------------------------------------

Balance,
June 30, 1997 39,054.38  $40  $37,317,282  ($5,828,791) $8,967,021   $40,455,552

Shares sold    9,264.20    9    9,323,769       ----        ----       9,323,778
Distributions    ----    ----      ----    (11,042,282)     ----    (11,042,282)
Net income       ----    ----      ----         ----    12,326,202    12,326,202
              ------------------------------------------------------------------

Balance,
June 30, 1998 48,318.58   49   46,641,051  (16,871,073) 21,293,223    51,063,250

Distributions    ----    ----      ----    (20,719,975)      ----   (20,719,975)
Net income       ----    ----      ----         ----     6,065,885     6,065,885
              ------------------------------------------------------------------

Balance,
March 31,1999 48,318.58  $49  $46,641,051 ($37,591,048) $27,359,108  $36,409,160
              ==================================================================




The accompanying notes are an integral part of these statements.

VENTURE LENDING & LEASING, INC.

Statement of Cash Flows (Unaudited)

--------------------------------------------------------------------------------


                                                  For the Nine     For the Nine
                                                  Months Ended     Months Ended
                                                 March 31, 1999   March 31, 1998
                                                 --------------   --------------

Cash flows from operating activities:

Net income                                         $  6,065,885    $  9,498,073
Adjustments to reconcile net income
to net cash provided by operating activities:
Amortization of organizational expenses                  22,437          15,033
Amortization of bank loan expenses                       49,813          38,997
Gain on sale of securities                           (3,753,423)     (4,207,596)
Realized loss on loans                                1,586,183            --
Increase (Decrease) in unrealized gain
from investment transactions                          1,821,404         (40,333)
Increase in past due loans receivable                    89,432        (192,323)
Decrease in other assets                                 (4,618)       (171,248)
Increase (decrease) in management fees payable         (148,516)       (152,310)
Decrease in accounts payable and other
accrued liabilities                                    (169,785)       (331,826)

                                                   ------------    ------------
Net cash provided by operating activities             5,558,812       4,456,467
                                                   ------------    ------------

Cash flows from investing activities:

Acquisition of loans and leases                      (8,366,718)    (39,642,239)
Principal payments on loans and leases               27,852,912      19,557,375
Acquisition of warrants and common stock                (73,309)       (403,475)
Proceeds from sale of securities                      4,367,865       4,189,539

                                                   ------------    ------------
Cash provided by (used in) investing activities      23,780,750     (16,298,800)
                                                   ------------    ------------

Cash flows from financing activities:

Sales of common stock, net                                 --         9,323,778
Distributions to shareholders                       (20,719,975)     (7,203,371)
Loan from bank                                        7,500,000      15,000,000
Principal payments on bank loan                     (14,620,177)     (4,790,025)

                                                   ------------    ------------
Net cash provided by (used in)
financing activities                                (27,840,152)     12,330,382
                                                   ------------    ------------

Net increase in cash and cash equivalents             1,499,410         488,049
                                                   ------------    ------------

Cash and cash equivalents -- beginning of period      2,301,753       3,946,955
                                                   ------------    ------------

Cash and cash equivalents -- end of period         $  3,801,163    $  4,435,004
                                                   ============    ============



The accompanying notes are an integral part of these statements.

                         VENTURE LENDING & LEASING, INC.

                    NOTES TO FINANCIAL STATEMENTS (UNAUDITED)
                                 MARCH 31, 1999

--------------------------------------------------------------------------------


1.  BASIS OF PRESENTATION:

The accompanying condensed financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (SEC) and in Management's opinion, include all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of results for such interim periods. Certain information and note disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to SEC rules or regulations; however, the Fund believes that the disclosures made are adequate to make the information presented not misleading. The interim results for the nine months ended March 31, 1999 and 1998, are not necessarily indicative of results for the full year. It is suggested that these financial statements be read in conjunction with the financial Statements and the notes included in the Fund's Annual Report for the year ended June 30, 1998.

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

The percentage of shareholders' equity that each industry group represents is shown with the industry totals:

                                                       Outstanding
Borrower                                              March 31, 1999

Biotechnology:
Biosys, Inc.                                                 $1,411,463
Ceres, Inc.                                                   1,146,125
Desmos, Inc.                                                     99,718
Advanced Therapies, Inc.                                        128,000
Gene Logic, Inc.                                                690,039
Protien Delivery, Inc.                                          131,314
Regen Biologics, Inc.                                           679,545
Telek, Inc.                                                     665,905
Therics, Inc.                                                   365,143
                                                   ---------------------
  Total biotechnology (14.6%)                                 5,317,252
                                                   ---------------------

Communications:
AUnet Corporation                                              $400,344
Brocade Communications, Inc.                                    990,222
Cerent Corporation                                            3,738,175
Digital Generation Systems, Inc.                              3,271,462
Exodus Communications, Inc.                                   2,874,686
Fabrik Communications, Inc.                                   1,728,354
Juniper Networks, Inc.                                        1,872,459
Optimal Networks Corporation                                    273,418
Optivision, Inc.                                                357,081
Silicon Wireless, Inc.                                        1,276,299
Socket Communications, Inc.                                      17,634
Wink Communications, Inc.                                       667,706
Yago Systems, Inc.                                              206,644
                                                   ---------------------
  Total communications (48.5%)                               17,674,484
                                                   ---------------------

Computers and peripherals:
Das Devices, Inc.                                             3,491,580
Headway Technologies, Inc.                                    4,363,748
Aptix Corporation                                               568,623
Neomagic Corporation                                            300,082
SVision, Inc.                                                   594,626
                                                   ---------------------
  Total computers and peripherals (25.6%)                     9,318,659
                                                   ---------------------

Internet:
Active Software, Inc.                                           187,787
Adforce, Inc.                                                 1,362,158
Intermedia Communications                                       123,167
Inverse Network Technology                                      252,340
Keynote Systems Incorporated                                    326,094
Netratings, Inc.                                                155,703
                                                   ---------------------
  Total Internet (6.6%)                                       2,407,249
                                                   ---------------------

Medical devices:
Ciphergen Biosystems                                            191,433
eMed                                                            134,917
Encelle, Inc.                                                   226,410
Heartstent Corporation                                          125,620
Integ Incorporated                                            3,789,604
Aerogen, Inc.                                                   233,588
Intratherapeutics, Inc.                                         803,749
Myelotec, Inc.                                                  224,269
Oratec Interventions, Inc.                                      175,589
Spinal Concepts, Inc.                                           214,133
Survivalink Corporation                                         476,153
                                                   ---------------------
  Total medical devices (18.1%)                               6,595,465
                                                   ---------------------

Software:
Calico Technology, Inc.                                        $416,083
Commerce One, Inc.                                              245,056
Comps Infosystems, Inc.                                       1,730,475
Datamind Corporation                                            396,821
Documentum                                                      219,207
Mineshare Corpration                                            315,769
Personic Software Inc.                                          359,185
Persistence Software, Inc.                                      174,822
Perspecta, Inc.                                                 285,041
Release Software Corporation                                    266,551
Solopoint, Inc.                                                  74,590
Tenth Planet Exploration, Inc.                                  112,560
                                                   ---------------------
  Total software (12.6%)                                      4,596,160
                                                   ---------------------

Semiconductors and equipment:
Abpac, Inc.                                                     854,550
Apache, Inc.                                                     66,124
Dynachip Corporation                                          1,125,449
Equator Technologies, Inc.                                    1,679,089
iCompression, Inc.                                              148,835
I-Cube, Inc.                                                    760,882
Lightwave Microsystems Corporation                              520,225
Poseidon Technology, Inc.                                       503,863
Quantum3D, Inc.                                                  98,774
SiRF Technology                                                 623,638
Telecruz Technology, Inc.                                       462,035
Tessera, Inc.                                                    55,553
Transmeta Corporation                                         2,764,150
O-In Design Automation                                          311,964
ZSP Corporation                                                 807,805
                                                   ---------------------
  Total semiconductors and equipment (29.6%)                 10,782,936
                                                   ---------------------

Other:
Intelligent Systems for Retail                                1,398,673
Volumetrics Medical Imaging Inc.                                262,757
Larex, Inc.                                                   1,084,968
Uniax Corporation                                               910,243
                                                   ---------------------
  Total other (10.0%)                                         3,656,641
                                                   ---------------------


Total                                                       $60,348,846
                                                   =====================

The Fund provides asset-based financing primarily to start-up and emerging growth venture-capital-backed companies. As a result, the Fund is subject to general credit risk associated with such companies. At March 31, 1999, the Fund has unfunded commitments to borrowers of $38.9 million.


The Fund's investments in warrants are entirely within the United States and are diversified among the following industries. The percentage of shareholders' equity that each industry group represents is shown with the industry totals:

                                                       Percentage of
Industry                       Warrant Value        Shareholders' Equity
--------------------------------------------------------------------------


Biotechnology                 $  118,210                     0.33%
Communications                   291,500                     0.80%
Computer and peripherals         141,000                     0.39%
Internet                          43,250                     0.12%
Medical devices                  162,300                     0.45%
Semiconductor                    244,059                     0.67%
Software                         119,700                     0.33%
Other                             60,000                     0.17%
                              -------------------------------------------

     Total warrants           $1,180,019                     3.26%
                           ==============================================


The Fund's investment in common stock at March 31, 1999 consists of investments in four securities within the United States and is diversified among the software, computer and peripherals and communications industries. These investments have a carrying value of $0.4 million and represents 1.2 percent of the Fund's shareholders' equity.

At March 31, 1999, the Fund held 0.3 million warrants to purchase the common and preferred shares of 8 publicly traded companies. Because of the illiquid nature of these warrants, the Fund is carrying the public companies at a discounted value of $279,000. The warrants issued by private companies do not have a readily ascertainable market value and were assigned a minimal value at the time of acquisition. These warrants had a value of $0.9 million at March 31, 1999.


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

         The Fund's shares of Common Stock, $.001 par value (`Shares") were sold to subscribers pursuant to capital calls made through August 1998. Total committed capital of $46.6 million has been fully funded as of March 31, 1999. The Fund has completed its investment period and will now focus on efficiently managing the Fund's portfolio. As of March 31, 1999, the Fund has distributed $37.6 million to its investors, including approximately $9.9 million of committed capital.

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


Results of Operations --   Nine Months Ended March 31, 1999 and 1998

         Total investment income for the Nine months ending March 31, 1999 and 1998 were $9.2 million and $9.7 million, respectively, of which $9.1 million and $9.4 million, respectively, consisted of interest on venture loans outstanding during the period. Remaining income consisted of interest on the temporary investment of cash, pending investment in venture loans and leases or application to the Fund's expenses.

         Expenses for the Nine months ending March 31, 1999 and 1998 were $3.5 million and $4.4 million, respectively. Net income for the Nine months ended March 31, 1999 and 1998 was $6.1 million and $9.5 million and includes net change in realized and unrealized gains (losses) of $0.3 million and $4.2 million. On a per share basis, for the Nine months ending March 31, 1999 and 1998 net income was $126 and $202.

         Net investment income increased to $5.7 million for the nine months ending March 31, 1999 compared to $5.3 million for the nine months ending March 31, 1998, reflecting the early pay-off of several loans, lower management fees and interest expense. As the Fund distributes contributed capital to its investors, management fees based on the Fund's total asset base are expected to continue to decrease accordingly. The most significant factor effecting net income for the period was the net change in realized and unrealized gain of $0.3 million for the nine months ending March 31, 1999 compared to the net gain of $4.2 million for the nine months ending March 31, 1998.

         The Fund's policy is to place a loan on non-accrual status when either principal or interest has become past due for 90 days or more. As of March 31, 1999 and 1998, the Fund had loan balances outstanding of $3.2 million and $2.5 million to borrowers that were carried on a non-accrual basis. The amount that the Fund will ultimately recover on these loans cannot be determined with certainty.

Liquidity and Capital Resources --  March 31, 1999 and 1998

         Total capital committed to the purchase of shares pursuant to subscription agreements was approximately $46.6 million at March 31, 1999. As of March 31, 1999, 100% of committed capital was called to fund investments in venture loans and leases and to meet the Fund's expenses.

         The Fund has in place a $30 million securitization debt facility to finance the acquisition of asset-based loans and leases. The principal balance is a 39-month term loan. Additional amounts can be drawn on the credit facility by a minimum of $5 million and in $1 million increments in excess thereof. At March 31, 1999, there was $27.9 million outstanding under this facility. The interest rate on the facility is LIBOR plus .50 percent.

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

         Additionally, the Fund has a $10 million warehouse line of credit with $1.1 million outstanding on March 31, 1999. The interest rate on the warehouse line is LIBOR plus 1.25 percent.

         The Fund enters into interest rate swap transactions to hedge its interest rate on the debt facility. The net interest received or paid on the transactions is included in interest expense. At March 31, 1999, the Fund had interest swap transactions outstanding with a total notional principal amount of $35.3 million. The effect of the swap is to convert the variable LIBOR rate into a fixed rate on the contract notional value.

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

None

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


                                           VENTURE LENDING & LEASING, INC.
                                                     Registrant

Date: May 15, 1999
                                                 Ronald W. Swenson
                                                     Chairman
                                             [Chief Executive Officer]


Date: May 15, 1999
                                               Salvador O. Gutierrez
                                               President & Treasurer
                                             [Chief Financial Officer]