Form 10-K
period 1999-06-30
VENTURE LENDING & LEASING INC
filed 1999-09-27
CIK 913570

4



          SECURITIES AND EXCHANGE COMMISSION WASHINGTON, D.C. 20549

                               FORM 10-K

            [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D)
                   OF THE SECURITIES EXCHANGE ACT
          OF 1934 For the fiscal year ended June 30, 1999

                                 OR

[  ]        TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D)
                 OF THE SECURITIES EXCHANGE ACT OF 1934
            r the transition period from _______ to _______

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

Securities Registered Pursuant to Section 12(b) of the Act:   None
Securities Registered Pursuant to Section 12(g) of the Act:Common Stock,
 $0.001 par value

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

The number of shares outstanding of each of the issuer's classes of common stock, as of September 15, 1999 was 48,318.58.

Documents Incorporated by Reference Document Description 10-K Part None

PART I

ITEM 1.  BUSINESS.

Introduction.
------------
         Venture Lending & Leasing, Inc. ("Fund") is a non-diversified closed-end management investment company electing status as a "business development company" ("BDC") under the Investment Company Act of 1940 ("1940 Act") whose investment objective is to achieve a high total return. The Fund provides asset-based financing to carefully selected venture capital-backed companies, in the form of secured loans, installment sales contracts or equipment leases. The Fund generally receives warrants to acquire equity securities in connection with its portfolio investments. There can be no assurance that the Fund will attain its investment objective. Westech Investment Advisors, Inc. ("Westech Advisors") is the Fund's Investment Manager and Siguler Guff Advisers, L.L.C. ("Siguler Guff Advisers") is its Fund Manager. The Investment Manager and the Fund Manager are referred to collectively as the "Managers." The Fund was incorporated in Maryland on September 29, 1993 and commenced business on July 5, 1994.

         The Fund's shares of Common Stock, $.001 par value (`Shares") were sold to subscribers pursuant to capital calls made through August 8, 1997. Total committed capital of $46.6 million has been fully funded as of June 30, 1999.

Investment Program.
------------------
         General. As a BDC, the Fund will invest at least 70% of its total assets ("qualifying assets") in securities of companies that qualify as "eligible portfolio companies." An eligible portfolio company generally is a United States company that is not an investment company and that (i) does not have a class of securities registered on an exchange or included in the Federal Reserve Board's over-the-counter margin list; (ii) is actively controlled by a BDC and has an affiliate of a BDC on its board of directors; or (iii) meets such other criteria as may be established by the SEC. See "Regulation." The Fund may invest up to 30% of its total assets in non-qualifying assets, including companies that are not eligible portfolio companies (for example, because the company's securities are listed on the National Association of Securities Dealers' Automated Quotation System) and eligible portfolio companies as to which the Fund does not offer to make available significant managerial assistance. The foregoing percentages are determined, in the case of financings in which the Fund commits to provide financing prior to funding the commitment, by the amount of the Fund's total assets represented by the value of the maximum amount of securities to be issued by the borrower or lessee to the Fund pursuant to such commitment.

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

Investment Policies.
-------------------
         For purposes of these investment policies and unless otherwise specified, references to the percentage of the Fund's total assets "invested" in securities of a company will be deemed to refer, in the case of financings in which the Fund commits to provide financing prior to funding the commitment, to the amount of the Fund's total assets represented by the value of the maximum amount of securities to be issued by the borrower or lessee to the Fund pursuant to such commitment; the Fund will not be required to divest securities in its portfolio or decline to fund an existing commitment because of a subsequent change in the value of securities the Fund has previously acquired or committed to purchase.

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

Dividends and Distributions.
---------------------------
         The Fund intends to distribute to shareholders substantially all of its net investment income and net realized capital gains, if any, as determined for income tax purposes. Applicable law, including provisions of the 1940 Act, may limit the amount of dividends and other distributions payable by the Fund. Income dividends will generally be paid quarterly to shareholders of record on the last day of each preceding calendar quarter end. Substantially all of the Fund's net capital gain (the excess of net long-term capital gain over net short-term capital loss) and net short-term capital gain, if any, will be distributed annually with the Fund's final quarterly dividend distribution for the year.

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

ITEM 3.  LEGAL PROCEEDINGS.

          In December 1997, an alleged breach of contract case was filled against the Fund arising out of the Fund's refusal to fund a secured loan in September 1994 due to the borrower's failure to satisfy conditions precedent in the agreement, including, but not limited to, providing adequate security for the loan. The case is in the discovery stage, and trial is set for February 2000. In addition to disputing liability, Fund management also believes that the lack of funding did not cause the plaintiff to suffer any damages based on the facts known at this time. Counsel for the fund has advised that losses, if any, arising out of this matter would probably not be material to the Fund, and Fund management concurs with that opinion.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

No matters were submitted to a vote of the Fund's security holders during the last quarter of the fiscal year ended June 30, 1999.

PART II.

ITEM 5.  MARKET FOR REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER MATTERS.

         The Fund's Common Stock is not listed on any securities exchange, and all holders of the Fund's Common Stock are subject to agreements significantly restricting the transferability of their shares.

         The approximate number of holders of record of the Fund's Common Stock at September 15, 1999 was 52.

         The Fund has established a policy of declaring dividends on a quarterly basis, with the most recent dividend being paid on September 2, 1999 to holders of record on June 30, 1998, in the amount of $124.18 per share. See "Dividends and Distributions" under Item 1 for a description of the Fund's dividend policies.

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

                                For the Year Ended           For the Year Ended
                                    June 30, 1999                 June 30, 1998
                                 -----------------         ---------------------
Statement of Operations Data:
Investment Income:
Interest on Loans and Leases           $11,545,419                   $12,793,441
Interest on Short - Term investments       209,677                       381,161
                                       -----------                   -----------
Total Investment Income                 11,755,096                    13,174,602

Expenses:

Management Fee to Managers               1,905,721                     2,307,014
Interest Expense                         2,136,991                     2,928,409
Other Expenses                             638,121                       564,975
                                        ----------                    ----------
 Total Expenses                         4,680,833                     5,800,398
                                        ----------                    ----------
Net Investment Income                    7,074,263                     7,374,204

Net Unrealized Gain From
  Investment Transactions               21,910,372                      (41,374)
Net Realized Gain From
  Investment Transactions                4,185,108                     4,993,372
                                        ----------                    ----------
Net Income                             $33,169,743                   $12,326,202

Net Income Per Share:                         $686                          $260

Average Shares Outstanding                  48,319                        47,354

Balance Sheet Data:            As of June 30, 1999           As of June 30, 1998
                               -------------------           -------------------

Total Assets                           $81,705,700                   $88,489,083
Bank Loans                             $22,894,335                   $36,114,059

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
             RESULTS OF OPERATIONS.


Results of Operations --   Years Ended June 30, 1999 and 1998

         Total investment income for the years ended June 30, 1999 and 1998 was $11.8 million and $13.2 million, respectively, of which $11.5 million and $12.8 million, respectively, consisted of interest on venture loans outstanding. Remaining income consisted of interest on the temporary investment of cash, pending investment in venture loans and leases, distributions to shareholders or application to the Fund's expenses. The decrease in investment income primarily reflects the decrease in loans & leases outstanding from approximately $82.0 million as of June 30, 1998 to approximately $54.1 million as of June 30, 1999.

         Warrants with readily ascertainable market values are assigned a fair value based on the difference, if any, between the exercise price of the warrant and the fair value of the equity securities for which the warrant may be exercised, adjusted for illiquidity. On a per share basis, for the years ended June 30, 1999 and 1998 net income was $686 and $260 respectively.

         The most significant factor effecting net income for the year ended June 30, 1999 was the increase of the unrealized gain of the Fund's publicly traded stock and warrant portfolio of $21.9 million and realized gains from investment transactions of $4.2 million. The unrealized appreciation of the Fund's portfolio was primarily attributable to the $14.3 million appreciation of the Fund's warrants to purchase stock of Juniper Networks and the $12.0 million appreciation of the investment in stock of Brocade Communications. Included in the unrealized gain from investment transactions for the year ended June 30, 1999, is an unrealized loss on loans and leases of $2.4 million. This amount represents a reduction in the estimated fair value of loans and leases determined by the Fund's managers in accordance with the procedures established by the Fund's Board of Directors.

         Expenses for the years ended June 30, 1999 and 1998 were $4.7 million and $5.8 million, respectively, resulting in net income of $33.2 million and $12.3 million respectively. Interest expense declined during the year ended June 30, 1999 primarily reflecting the decrease in bank loans from $36.1 million on June 30, 1998 to $22.9 million on June 30, 1999. Management fees decreased from $2.3 million for the year ended June 30, 1998 to $1.9 million for the year ended June 30, 1999 reflecting a decreased asset base upon which fees are calculated for the period.

         The Fund's policy is to place a loan on nonaccrual status when either principal or interest has become past due for 90 days or more. When a loan is placed on nonaccrual status, all interest previously accrued but not collected is reversed. As of June 30, 1999 and 1998, the Fund had loan balances outstanding of $5.6 million and $2.6 million to borrowers that were carried on a nonaccrual basis. Foregone interest income on nonaccrual loans for the years ended June 30, 1999 and 1998, was $307,000 and $280,000 respectively.

Liquidity and Capital Resources --  June 30, 1999 and June 30, 1998

         Total  capital   committed  to  the  purchase  of  Shares  pursuant  to
subscription agreements was approximately $46.6 million at June 30, 1999 and 1998. As of June 30, 1999 and 1998, 100% of this committed capital was called to fund investments in venture loans and leases and to meet the Fund's expenses.

         The Fund has in place a $30 million securitization debt facility to finance the acquisition of asset-based loans and leases. The principal balance is a 47-month term loan. Additional amounts can be drawn on the credit facility by a minimum of $5 million and in $1 million increments in excess thereof. As of June 30, 1999, $22.9 million was outstanding under this facility, compared with $34.4 million as of June 30, 1998. The Fund enters into interest rate swap transactions to hedge its interest rate on the debt facility. At June 30, 1999, the Fund had interest rate swap transactions outstanding with a total notional principal amount of $34.4 million. The effect of these swap transactions is to convert the variable LIBOR rate into a fixed rate on the contract notional value. The amortization schedule for each borrowing under the facility is expected to correspond to the amortization of the loans or leases acquired with the proceeds of each borrowing.

         As of June 30, 1999, 2% of the Fund's assets consisted of cash and cash equivalents, compared with 3% as of June 30, 1998. The Fund continued to invest its assets in venture loans and leases during the year. Cumulative amounts disbursed under the Fund's loan commitments increased by approximately $8.5 million during the year ended June 30, 1999. Net loan amounts outstanding after amortization decreased by approximately $27.9 million. Unfunded commitments decreased by approximately $10.9 million.

============== --------------- ------------- -------------- --------------------
Year Ending         Amount       Principal
                   Disbursed    Amortization    Balance     Unfunded Commitments
============== --------------- ------------- -------------- --------------------
June 30, 1999   $143.0 million $88.9 million  $54.1 million       $38.1 million
============== =============== ============== ============= ====================
June 30, 1998   $134.5 million $52.5 million  $82.0 million       $49.0 million
============== =============== ============== ============= ====================

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

Quarterly Results - June 30, 1999 (Unaudited)
                                                 Three Months Ended
                                   September 30, December 31, March 31, June 30,
                                     1998             1998        1999      1999
                                     ----             ----         ----     ----
Investment Income:
Interest on Loans and Leases       $3,281,955 $3,235,529  $2,570,686  $2,459,559
Interest on Short -Term Investments    45,516     54,044      60,516      47,291
                                       ------     ------      ------      ------
Investment Income                   3,327,471  3,289,573   2,631,202   2,506,850
                                    ---------  ---------   ---------   ---------
Expenses:
   Management Fee to the Managers     514,712    460,986     412,305     517,719
   Interest Expense                   633,602    561,833     486,415     455,141
   Other Expense                      147,405    155,938     154,945     179,775
                                      -------    -------     -------     -------
      Total Expenses                1,295,719  1,178,757   1,053,665   1,152,635
                                    ---------  ---------   ---------   ---------
Net Investment Income              $2,031,752 $2,110,816  $1,577,537  $1,354,215
Net Unrealized Gain (Loss)
 From Investment Transactions      (1,105,401)(2,201,514)   (100,672) 25,317,959
Net Realized Gain (Loss)
From Investment Transactions         (129,699) 3,903,122     (20,000)    431,685
                                    ---------- ----------   ---------    -------
Net Income                           $796,652 $3,812,424   $1,456,865$27,103,859
                                     ======== ==========   ========== ==========
Net Income  Per Share                     $17       $79           $30       $561
                                          ===        ===          ===       ====
Average Shares Outstanding             48,319     48,319       48,319     48,319
                                       ======     ======        ======    ======

Quarterly Results - June 30, 1998 (Unaudited)
                                                 Three Months Ended
                                  September 30, December 31, March 31,  June 30,
                                         1997        1997       1998      1998
                                    ----------- ------------- --------- --------
Investment Income:
Interest on Loans and Leases        $2,746,914  $3,227,374 $3,395,265 $3,423,889
Interest on Short -Term Investments     74,993     129,705     97,869     78,594
                                        ------     -------     ------     ------
 Total Investment Income             2,821,907   3,357,079  3,493,134  3,502,483
                                     ---------   ---------  ---------  ---------
Expenses:
   Management Fee to the Managers      562,442     605,146    578,605    558,821
   Interest Expense                    768,158     832,015    694,774    633,462
   Other Expense                        87,353      88,728    204,753    186,140
                                        ------      ------    -------    -------
      Total Expenses                 1,417,953   1,525,889  1,478,132  1,378,423
                                     ---------   ---------  ---------  ---------
Net Investment Income               $1,403,954  $1,831,190 $2,015,002 $2,124,060
Net Unrealized Gain From Investment
Transactions                           463,438  (1,331,406)   908,301   (81,707)
Net Realized Gain From Investment
Transactions                         1,237,920   1,147,559  1,822,117    785,776
                                     ---------   ---------  ---------    -------
Net Income                          $3,105,312  $1,647,343 $4,745,420 $2,828,129
                                    ==========  ========== ========== ==========
Net Income  Per Share                      $70         $34        $98        $59
                                           ===         ===        ===        ===
Average Shares Outstanding              44,492      48,319     48,319     48,319
                                        ======      ======     ======     ======

                                           VENTURE LENDING & LEASING, INC.

                                             ANNUAL REPORT ON FORM 10-K

                                     FOR THE YEARS ENDED JUNE 30, 1999 AND 1998


                                                       ITEM 8

                                                FINANCIAL STATEMENTS

INDEX TO FINANCIAL STATEMENTS

Financial Statements Included in Item 8:

         See Item 14(a)






VENTURE LENDING & LEASING,INC.

FINANCIAL STATEMENTS AS OF JUNE 30, 1999 AND 1998
TOGETHER WITH REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS




To the Shareholders of Venture Lending & Leasing, Inc.:

We have audited the accompanying statements of financial position of Venture Lending & Leasing, Inc. (a Maryland corporation) as of June 30, 1999 and 1998,and the related statements of operations, changes in shareholders equity and cash flowsfor the years then ended.
These financial statements are the responsibility of the Funds management.
Our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements.
An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion. In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Venture Lending & Leasing, Inc. as of June 30, 1999 and 1998, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.




/S/ ARTHUR ANDERSEN LLP

San Francisco,
California,

   August   27,   1999

VENTURE LENDING & LEASING, INC.

STATEMENTS OF FINANCIALPOSITION
AS OF JUNE 30,1999
AND 1998



                                                         1999              1998
                                            ----------------- ------------------
                              ASSETS

Loans and leases,
at estimated fair value
(cost of $54,069,547 and $82,007,024 in
   1999 and 1998, respectively)                 $   50,068,324    $   80,405,801
Investments in securities,
at estimated fair value
(cost of $1,749,365 and
   $1,858,813 in 1999 and 1998, respectively)       29,767,030         5,566,106
Cash and cash equivalents                            1,748,410         2,301,753
Other assets                                           121,936           215,423
                                             ================ ==================

Total assets                                    $   81,705,700    $   88,489,083
                                            ================= ==================

                        LIABILITIES AND SHAREHOLDERS EQUITY

Liabilities:
   Bank loans                                   $   22,894,335    $   36,114,059
   Management fees payable                             517,719           560,821
   Accounts payable and
    other accrued liabilities                          239,662           750,953
                                            ----------------- ------------------

Total liabilities                                   23,651,716        37,425,833
                                            ----------------- ------------------

Shareholders equity:
   Common stock, $.001 par value:
     Authorized 100,000,000 shares
     Issued and outstanding
     48,318.58 shares as of June 30, 1999 and 1998          49                49
   Capital in excess of par value                   46,641,051        46,641,051
   Distributions                                  (43,050,082)      (16,871,073)
   Accumulated earnings                             54,462,966        21,293,223
                                             ---------------- ------------------

 Total shareholders equity                         58,053,984        51,063,250
                                             ---------------- ------------------

Total liabilities and shareholders equity      $   81,705,700    $   88,489,083
                                              =============== ==================



                The accompanying notes are an integral part of these statements.

                                          VENTURE LENDING & LEASING, INC.

                                             STATEMENTS OF OPERATIONS
                                    FOR THE YEARS ENDED JUNE 30, 1999 AND 1998



                                                           1999             1998
                                               ---------------- ----------------

INVESTMENT INCOME:
   Interest on loans and leases                   $  11,545,419    $  12,793,441
   Interest on short-term investments                   209,677          381,161
                                               ---------------- ----------------

                Total investment income              11,755,096       13,174,602
                                               ---------------- ----------------

EXPENSES:
   Management fees to the managers                    1,905,721        2,307,014
   Interest expense                                   2,136,991        2,928,409
   Bank loan facility fee                               316,586          239,967
   Other operating expenses                             321,535          325,008
                                               ---------------- ----------------

                Total expenses                        4,680,833        5,800,398
                                               ---------------- ----------------

                Net investment income                 7,074,263        7,374,204

NET CHANGE IN UNREALIZED GAIN
  FROM INVESTMENT TRANSACTIONS                      21,910,372          (41,374)

NET REALIZED GAIN FROM INVESTMENT TRANSACTIONS        4,185,108        4,993,372
                                               ---------------- ----------------

                Net income                        $  33,169,743    $  12,326,202
                                               ================ ================

BASIC EARNINGS PER SHARE                                $686.47          $260.30
                                               ================ ================

WEIGHTED AVERAGE SHARES OUTSTANDING                      48,319           47,354
                                               ================ ================



                The accompanying notes are an integral part of these statements.

                                         VENTURE LENDING & LEASING, INC.

                                   STATEMENTS OF CHANGES IN SHAREHOLDERS EQUITY
                                    FOR THE YEARS ENDED JUNE 30, 1999 AND 1998



                                  Capital in
                 Common Stock     Excess of                Accumulated
                 ------------------------
                 Shares    Amount  Par Value  Distributions  Earnings      Total
                 ---------------------------------------------------------------

BALANCE, 6/30/97 39,054.38  $40   $37,317,282 $(5,828,791) $8,967,021 40,455,552

Shares sold       9,264.20    9     9,323,769           0         0    9,323,778
Distributions         0.00    0             0 (11,042,282)        0 (11,042,282)
Net income            0.00    0             0           0  12,326,202 12,326,202
                 ---------------------------------------------------------------

BALANCE, 6/30/98  48,318.58  49     46,641,051 (16,871,073)21,293,223 51,063,250

Distributions          0.00   0              0 (26,179,009)       0 (26,179,009)
Net income             0.00   0              0           0 33,169,743 33,169,743
                  ==============================================================

BALANCE, 6/30/99  48,318.58 $49$ 46,641,051 $(43,050,082)$54,462,966 $58,053,984
                 ===============================================================



                The accompanying notes are an integral part of these statements.


                                          VENTURE LENDING & LEASING, INC.

                                             STATEMENTS OF CASH FLOWS
                                    FOR THE YEARS ENDED JUNE 30, 1999 AND 1998



                                                          1999              1998
                                            ----------------- ------------------

CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income                                   $   33,169,743    $   12,326,202
   Adjustments to reconcile net income
    to net cash provided by
    operating activities:
    Amortization of organizational expenses             30,212            29,910
    Amortization of bank loan expenses                  61,362            49,922
    Net realized gain from
      investment transactions                      (4,185,108)       (4,993,372)
    Net change in unrealized gain from
      investment transactions                      (21,910,372)           41,374
    Decrease (increase) in other assets                 1,961           (15,805)
    Increase (decrease) in management
      fees payable                                     (43,102)          115,264
    Decrease in accounts payable and other
      accrued liabilities                            (512,268)         (196,697)
                                            ----------------- ------------------
Net cash provided by operating activities            6,612,428         7,356,798
                                            ----------------- ------------------
CASH FLOWS FROM INVESTING ACTIVITIES:
   Acquisition of loans and leases                 (9,130,095)      (43,843,579)
   Principal payments on loans and leases           37,067,577        24,174,741
   Proceeds from prepayment of loan                          0         2,131,408
   Acquisition of warrants and stock                  (72,559)         (460,008)
   Proceeds from sale of securities                  4,368,039         4,799,884
                                            ----------------- ------------------
Net cash provided by (used in)
   investing activities                            32,232,962       (13,197,554)
                                            ----------------- ------------------
CASH FLOWS FROM FINANCING ACTIVITIES:
   Sales of common stock, net                                0         9,323,778
   Distributions to shareholders                   (26,179,009)     (11,042,283)
   Loan from bank                                    8,500,000        15,000,000
   Repayment of bank loan                          (21,719,724)      (8,885,941)
   Payment for bank loan expenses                            0         (200,000)
                                            ----------------- ------------------
Net cash provided by (used in)
 financing activities                              (39,398,733)        4,195,554
                                            ----------------- ------------------
Net decrease in cash and cash equivalents             (553,343)      (1,645,202)
CASH AND CASH EQUIVALENTS:
   Beginning of year                                 2,301,753         3,946,955
                                            ----------------- ------------------
   End of year                                  $    1,748,410    $    2,301,753
                                            ================= ==================

CASH PAID DURING THE YEAR FOR:
   Taxes                                        $        1,863    $          800
   Interest                                          2,028,607         3,205,161



                The accompanying notes are an integral part of these statements.

                                                       - 9 -
                                          VENTURE LENDING & LEASING, INC.

                                           NOTES TO FINANCIAL STATEMENTS



1.  ORGANIZATION AND OPERATIONS OF THE COMPANY:

Venture Lending & Leasing, Inc. (the Fund) was incorporated in Maryland on September29, 1993, as a nondiversified, closed-end management investment company electing status as a business development company under the Investment Company Act of 1940. The purpose of the Fund is to provide asset-based financing to venture-capital-backed companies in the form of secured loans, installment sales contracts or equipment leases. Prior to commencing its operations on July5, 1994, the Fund had no operations other than the sale to Mitchell Hutchins Institutional Investors, Inc. (Mitchell Hutchins), which is an indirect wholly owned subsidiary of PaineWebber Group Inc., of 1share of common stock, $.001 par value, for $1,000. As of June 30, 1999, the Fund meets the requirements, including diversification requirements, to qualify as a regulated investment company (RIC) under the Internal Revenue Code of 1986.

Costs incurred in connection with the organization of the Fund were paid initially by Mitchell Hutchins and Westech Investment Advisors, Inc. (Westech Advisors) (collectively, the Managers); however, the Fund reimbursed the Managers $150,000 of such costs. This amount has been deferred and has been amortized using the straight-line method over a period of 60 months from the date the Fund commenced operations. During fiscal 1996, the management contract of the Fund was assigned from Mitchell Hutchins to Siguler Guff Advisers, L.L.C.

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

Valuation of Loans and Leases and Investments

Venture loans and leases are privately negotiated transactions, and there is no established trading market in which such loans or leases can be sold. Investments in loans and leases are valued at their original purchase price less amortization of principal unless, pursuant to procedures established by the Funds Board of Directors, the Funds Managers determine that amortized cost does not represent fair value.

Substantially all of the Funds investment securities are warrants and stock. Most of the Funds securities are restricted and cannot be sold publicly without prior agreement with the issuer to register the securities under the 1993 Act, or by selling the securities under Rule 144 or other rules under the 1933 Act, which permit only limited sales under specified conditions.

Warrants that are received in connection with loan and lease transactions generally will be assigned a minimal value at the time of acquisition. Thereafter, warrants on equity securities with readily ascertainable market values will be assigned a fair value based on the difference, if any, between the exercise price of the warrant and the market value of the equity securities for which the warrant may be exercised, adjusted for illiquidity.

Restricted equity securities for which a public market exists are valued at a discount with reference to the market price for unrestricted equity securities of the same issuers. The discount for these equity securities takes into consideration the following factors: the nature of the market in which the securities are traded, the existence and terms of any registration rights, the proportion of the issuers securities held by the Fund, and other factors that may affect their fair value. As the restriction period and other restrictive factors decrease, the discount applied to the securities also decreases.

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

The Funds policy is to place a loan on nonaccrual status when either principal or interest has become past due for 90 days or more. When a loan is placed on nonaccrual status, all interest previously accrued but not collected is reversed.

Loans classified as nonaccrual amounted to approximately $5,572,740 and $2,593,552 at June 30, 1999 and 1998, respectively. If interest on these loans had been accrued, such income would have been approximately $306,990 and $280,436 in 1999 and 1998, respectively.

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

Reclassifications

Certain amounts in the prior year financial statements have been reclassified to conform with the current financial statement presentation. These reclassifications had no impact on previously reported net income or shareholders equity.

3.  SUMMARY OF INVESTMENTS:

Loans and leases generally are made to borrowers pursuant to commitments whereby the Fund commits to finance assets up to a specified amount for the term of the commitments, upon the terms and subject to the conditions specified by such commitment. As of June 30, 1999, the Funds investments in loans and leases are entirely within the United States and are diversified among the following industries. The percentage of net assets (shareholders equity) that each industry group represents is shown with the industry totals. (The sum of the percentages does not equal 100 percent because the percentages are based on net assets as opposed to total loans and leases.)

                                                                          Value
                                                                 ---------------
Biotechnology:
   Biosys, Inc.                                                     $  1,411,463
   Ceres, Inc.                                                         1,127,006
   Desmos, Inc.                                                           81,893
   Gene Logic, Inc.                                                      634,829
   Protein Delivery, Inc.                                                174,398
   Regen Biologics, Inc.                                                 577,041
   Telek, Inc.                                                           566,176
                                                                 ---------------
            Total biotechnology (7.9% of net assets)                   4,572,806
                                                                 ---------------
Communications equipment:
   Brocade Communications, Inc.                                          801,572
   Cerent                                                              3,307,806
   Juniper Networks, Inc.                                              1,722,781
   Optivision, Inc.                                                      285,073
   Silicon Wireless, Inc.                                              1,204,082
   Socket Communications, Inc.                                            12,672
   Yago Systems, Inc                                                     178,653
                                                                 ---------------
            Total communications equipment (12.9%)                     7,512,639
                                                                 ---------------
Communications service provider:
   Aunet Corporation                                                     371,196
   Digital Generation Systems, Inc.                                    2,844,021
   Exodus Communications, Inc.                                         2,555,795
                                                                 ---------------
            Total communications service provider (9.9%)               5,771,012
                                                                 ---------------
Computer and peripherals:
   Applied Magnetics Corporation                                       1,608,114
   Aptix Corporation                                                     510,569
   Headway Technologies, Inc.                                          3,940,226
   SVision, Inc.                                                         240,542
                                                                 ---------------
            Total computer and peripherals (10.6%)                     6,299,451
                                                                 ---------------
Internet:
   Active Software, Inc.                                            $    162,257
   Adforce, Inc.                                                       1,234,440
   Inverse Network Technology                                            233,082
   Keynote Systems Incorporated                                          361,757
   Netratings, Inc.                                                      151,292
                                                                 ---------------
            Total internet (3.7%)                                      2,142,828
                                                                 ---------------
Medical devices:
   Ciphergen Biosystems                                                  136,489
   Emed                                                                   84,917
   Encelle, Inc.                                                         190,892
   Heartstent Corporation                                                118,241
   Integ Incorporated                                                  3,477,099
   Aerogen, Inc.                                                         206,987
   Intratherapeutics, Inc.                                               741,494
   Myelotec, Inc.                                                        208,523
   Oratec Interventions, Inc.                                            133,067
   Spinal Concepts, Inc.                                                 201,122
   Survivalink Corporation                                               440,648
   Volumetrics Medical Imaging Inc.                                      338,211
                                                                 ---------------
            Total medical devices (10.8%)                              6,277,690
                                                                 ---------------
Other:
   WebVan-Bay Area Inc.                                                1,327,662
   Larex, Inc.                                                           915,426
   Uniax Corporation                                                     803,171
                                                                 ---------------
            Total other (5.2%)                                         3,046,259
                                                                 ---------------
Semiconductors and equipment:
   Abpac, Inc.                                                         1,093,724
   Dynachip Corporation                                                1,120,321
   Equator Technologies, Inc.                                          1,455,978
   i-Compression, Inc.                                                   137,306
   I-Cube, Inc.                                                          684,486
   Lightwave Microsystems Corporation                                    458,785
   Neomagic Corporation                                                  236,372
   Poseidon Technology, Inc.                                             471,663
   Quantum3D, Inc.                                                        88,865
   Sirf Technology                                                       575,512
   Telecruz Technology, Inc.                                             429,215
   Transmeta Corporation                                               2,679,657
   Zero-In Design Automation, Inc.                                       281,659
                                                                 ---------------
            Total semiconductors and equipment (16.7%)                 9,713,543
                                                                 ---------------
Software:
   Calico Technology, Inc.                                          $    357,147
   Commerce One, Inc.                                                    213,156
   Comps.com, Inc.                                                     1,567,166
   Documentum                                                            195,142
   Mineshare Corporation                                                 309,578
   Optimal Networks Corporation                                          228,469
   Persistence Software, Inc.                                            139,262
   Personic Software, Inc.                                               339,425
   Perspecta, Inc.                                                       135,041
   Release Software Corporation                                          215,947
   Rightpoint Software, Inc.                                             341,471
   Solopoint, Inc.                                                        61,818
   Tenth Planet Exploration, Inc.                                         58,175
   Wink Communications, Inc.                                             570,299
                                                                 ---------------
            Total software (8.2%)                                      4,732,096
                                                                 ---------------
            Total loans and leases (cost:  $54,069,547)             $ 50,068,324
                                                                 ===============

The Fund provides asset-based financing primarily to start-up and emerging growth venture-capital-backed companies. As a result, the Fund is subject to general credit risk associated with such companies. At June 30, 1999, the Fund has unfunded commitments to borrowers of $38,098,809.

Included in the net change in unrealized gain from investment transactions for the year ended June 30, 1999, is an unrealized loss on loans and leases of $2,400,000. This amount represents a reduction in the estimated fair value of loans and leases determined by the Funds Managers in accordance with the procedures established by the Funds Board of Directors. The Funds investments in warrants are entirely within the United States and are diversified among the following industry groups. The percentage of net assets that each industry group represents is shown with the industry totals:

                                                                 Percentage of
                                                    Value         Net Assets
                                               ---------------- ----------------

Communications equipment:
   Juniper Networks, Inc.                           $14,355,229         24.7%
   Other communications equipment                       157,500           .3
                                               ---------------- ----------------

            Total communications equipment           14,512,729         25.0

Other warrants                                        1,327,223          2.3
                                               ================ ================

Total warrants (cost:  $1,022,350)                 $15,839,952         27.3%
                                               ================ ================

The Funds investments in stock are entirely within the United States and are diversified among the following industries. The percentage of net assets that each industry group represents is shown with the industry totals:

                                                                   Percentage of
                                     Shares          Value          Net Assets
                                ------------- ---------------- -----------------

Communications equipment:
   Brocade Communications, Inc.      236,847        $12,174,218        21.0%
   Other communications               56,671            589,379         1.0
                                ------------- ---------------- -----------------

Total communications equipment       293,518         12,763,597        22.0

Other common stock                   108,418          1,163,481         2.0
                                ============= ================ =================

Total common stock (cost:$727,015)   401,936        $13,927,078        24.0%
                                ============= ================ =================

4.  WARRANTS AND STOCK:

At June 30, 1999, the Fund held warrants to purchase shares of common and preferred stock in 63 companies, of which 10 companies are publicly traded. The following is a summary of the activity for investments in warrants and investments in stocks for the year ended June 30, 1999:

Investments in warrants:
   Balance, June 30, 1998                                    $   1,289,713
     Acquisition of warrants                                         3,800
     Write-off of private warrants                                (137,500)
     Conversion of warrants to stock                               (52,500)
     Net change in unrealized gain                              14,736,439
                                                            ----------------
                                                            ================
   Balance, June 30, 1999                                    $  15,839,952
                                                            ================
                                                            ================

Investments in stocks:
   Balance, June 30, 1998                                    $   4,276,393
     Cash exercises and purchases of stock                          77,802
     Conversion of warrants to stock                               534,685
     Write-off of private stock                                    (45,000)
     Cost basis of stock sold                                     (490,735)
     Net change in unrealized gain                               9,573,933
                                                            ----------------
   Balance, June 30, 1999                                    $  13,927,078
                                                            ================

Warrants issued by private companies whose equity securities do not have a readily ascertainable market value are carried at a minimal value assigned at the time of acquisition. These warrants had a value of $744,350 at June 30, 1999. During the year, the Fund realized a gain of $3,877,304 on the sale of 141,542 shares of common stock, which had a cost basis of $490,735.

5.  LONG-TERM DEBT FACILITY:

The Fund has in place a $30 million securitization debt facility to finance the acquisition of asset-based loans and leases. The principal balance is a 47-month term loan. Additional amounts can be drawn on the credit facility by a minimum of $5 million and in $1 million increments in excess thereof. At June 30, 1999, there was $22.9 million outstanding under this facility. The interest rate on the facility is LIBOR plus .50 percent, which at June 30, 1999, was
5.73625 percent. Borrowings under the facility are collateralized by the equipment financed by the Fund under loans and leases with assignment to the financial institution, plus other assets of the Fund. The amortization schedule for each borrowing under the facility is expected to correspond to the amortization of the loans and leases acquired with the proceeds of each borrowing. The Fund pays a commitment fee of 0.15 percent monthly based on the total commitment related to the facility. Expenses of $200,000 were incurred in connection with procuring the facility. These expenses have been capitalized and are being amortized over the period of the term loan. The required aggregate debt principal payments for the remaining four years are as follows:

   Year                   Principal Payments
                        -----------------------

-----------------------
   2000                     $   12,394,914
-----------------------
   2001                          8,374,690
-----------------------
   2002                          1,815,766
-----------------------
   2003                            308,965
-----------------------
                        =======================

                            $   22,894,335
                        =======================


6.  Interest rate swaps:
The Fund enters into interest rate swap transactions to hedge its interest rate on the debt facility. The net interest received or paid on the transactions is included in interest expense. At June 30, 1999, the Fund had interest swap transactions outstanding with a total notional principal amount of $34.4 million
to convert  floating  rate  liabilities  to fixed rates as  follows:   Notional
amount  of  $22.1 million  whereby  the  Fund  pays a  fixed  interest  rate  of
6.04 percent, while the financial institution pays the floating 90-day LIBOR rate. Payments are made monthly and terminate on January 27, 2003. Notional amount of $2.3 million whereby the Fund pays a fixed interest rate of
6.04 percent, while the financial institution pays the floating 90-day LIBOR rate. Payments are made monthly and terminate on January 27, 2003. Notional amount of $10 million whereby the Fund pays a fixed interest rate of
7.025 percent, while the financial institution pays the floating 90-day LIBOR rate. Payments are made quarterly and terminate on December 31, 2001. At June 30, 1999, the fair market value of these swap transactions in excess of that which qualifies as a hedge resulted in an unrealized loss position of $283,000 based upon market quotes. The fair value of interest swaps is the estimated amount that the Company would pay to terminate the swap transactions at June 30, 1999, taking into account interest rates at that date. The Fund is exposed to credit loss in the event of nonperformance by the counterparties to the interest swap transactions; however, these counterparties are creditworthy financial institutions, and the Fund does not anticipate nonperformance. The amount of such credit loss is generally limited to the fair market value on the swap agreements, if any.

7. CAPITAL STOCK: There are 100,000,000 shares of $.001 par value common stock authorized. As of June 30, 1999, 48,318.58 shares are issued and outstanding. The Fund has subscription agreements in effect with its shareholders under which shareholders will purchase shares of the Fund, up to their full committed capital amount, upon capital calls delivered at least 15 days before payment is due. As of June 30, 1999, all capital commitments have been received.

8. EARNINGS PER SHARE: Basic earnings per share are computed by dividing net income, less dividends on preferred stock, by the weighted average common shares outstanding. Diluted earnings per share are computed by dividing net income, less dividends on nonconvertible preferred stock, by the weighted average common shares outstanding, including the dilutive effects of potential common shares (e.g., stock options). The Fund has no preferred stock or instruments that would be potential common shares; thus, reported basic and diluted earnings are the same.

9. MANAGEMENT: Westech Advisors serves as the Fund s investment manager, and Siguler Guff Advisers, L.L.C. serves as its fund manager. As compensation for their services to the Fund, the Managers receive a management fee computed and paid at the end of each quarter at an annual rate of 2.5 percent of the Funds total assets (including amounts derived from borrowed funds) as of the last day of each fiscal quarter thereafter. Fees of $1,905,721 and $2,307,014 were recognized for the years ended June 30, 1999 and 1998, respectively. The Managers will also receive an aggregate annual incentive fee equal to 20 percent of all amounts available for distribution to investors after investors have received cash distributions equal to 100 percent of all amounts paid for the purchase of shares plus a preferred return calculated at a cumulative noncompounded annual rate of 8 percent. To date, the Managers have earned no incentive fee. Certain officers and directors of the Fund also serve as officers and directors of Westech Advisors and Siguler Guff Advisers, LLC.

10. COMMITMENTS AND CONTINGENCIES: In December 1997, an alleged breach of contract case was filed against the Fund arising out of the Funds refusal to fund a secured loan in September 1994 due to the borrowers failure to satisfy conditions precedent in the agreement, including, but not limited to, providing adequate security for the loan. The case is in the discovery stage, and trial is set for February2000. In addition to disputing liability, Fund management also believes that the lack of funding did not cause the plaintiff to suffer any damages based on the facts known at this time. Counsel for the Fund does not believe that losses, if any, would materially affect the financial condition of the Fund, and Fund management concurs with that opinion.

11. FUTURE FINANCIALACCOUNTING STANDARDS: In June1998, the Financial Accounting
Standards   Board  (FASB)  issued  SFAS  No.133,   Accounting  for  Derivative
Instruments and Hedging Activities. SFAS No. 133 establishes accounting and reporting standards requiring that every derivative instrument (including certain derivative instruments embedded in other contracts) be recorded in the balance sheet as either an asset or liability measured at its fair value. SFAS No.133 requires that changes in the derivatives fair value be recognized currently in earnings unless specific hedge accounting criteria are met. Special accounting for qualifying hedges allows a derivatives gains and losses to offset related results on the hedged item in the income statement and requires that a company formally document, designate, and assess the effectiveness of transactions that receive hedge accounting. SFAS No.133 is effective for fiscal years beginning after June 15, 2000, and the Fund plans to adopt its provisions effective July 1, 2000. From time to time, the Fund enters into interest rate swaps to hedge its interest rate. Additionally, certain of its investments and long-term borrowings may have embedded options due to call or put features that would be required to be accounted for differently under SFAS No.133 as compared to current accounting principles. The Fund has not yet quantified the impact of adopting SFAS No. 133 on its financial statements; however, SFAS No.133 could increase the volatility of future earnings.No. 133 on its financial statements; however, SFAS No. 133 could increase the volatility of future earnings.

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING
               AND FINANCIAL DISCLOSURE

         Not applicable.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT


DIRECTORS
         The following are the directors of the Fund, all of whom serve until the next annual meeting of shareholders or until their resignation or removal. Directors who are "interested persons" are indicated by an asterisk.

Name and Position Age Director Occupation During Past Five Years
With Fund               Since
John F. Cogan,     51    1995  Senior Fellow, The Hoover Institution, Stanford
Director                       University, since 1983; Professor, Public Policy,
                               Stanford University (by courtesy).

J. Michael Egan    45    1995  President, Chief Executive Officer, Bluebird
                               Development, L.L.C. since 1996;Partner,Sanderling
                               Ventures (venture capital firm)1992-1996; prior positions as CEO, board member and senior management in several medical device companies.

Sal Gutierrez,     55    1995  Senior Vice President, Westech Investment Advisor
Director,President and         since 1994, and Senior Vice President, Western
Chief Financial Officer        Technology Investment since 1987.

Scott C. Malpass,  36    1994  Associate Vice President for Finance and Chief
Director                       Investment Officer, and other positions, with
                               University of Notre Dame since 1988. Concurrent appointment as an Assistant Professor of Finance
                               Business Economics to the University's College of
                               Business Administration.

Roger V. Smith,    56    1994  Founder and President, Smith Venture Group
Director                       (advisory services  for venture
                               capital    companies) since  1994.  Various
                               positions with Silicon  Valley Bank,including
                               President and  Vice   Chairman,from 1983 to 1994.

Arthur Spinner,    48   1996   Managing Partner, Hambro-Spinner Asset Management
Director                       since 1993;General partner of HambroInternational
                               Equity Partners since 1981; Director,TylonGeneral
                               (semiconductors) since 1989

Ronald W. Swenson, 53   1994   President and Director,WestechInvestmentAdvisors
Director, Chairman             since 1994, and President and Director, Western
and CEO*                       Technology since 1980.

Name and Position  Age  Director Occupation During Past Five Years
With Fund                Since
George Von Gehr,   57    1994   President, Von Gehr International(advisory
 Director                       services for venture capital companies) since
                                1990.

EXECUTIVE OFFICERS

         The following are the executive officers of the Fund. All officers serve at the pleasure of the Board.

Name and Position
 With Fund         Age   Occupation During Past Five Years

Ronald W. Swenson, 54    President and Director,Westech Investment Advisors
Director Chairman        since 1994, and President and Director, Western
and CEO                  Technology investments since 1980.

Sal Gutierrez,     56    Senior Vice President and Director, Westech Investment
Director,President       Advisors since 1994, and Senior Vice President,Western
and CFO                  Technology Investment since 1987.

George W. Siguler, 52    Managing  Director, Siguler Guff Advisers & affiliates
Executive Vice President since 1995; Managing Director of Mitchell Hutchins
Advisory Director        Institutional Investors from 1991 to 1995.Director and
                         President,    Associated   Capital Advisers, Inc.
                         (investment management firm)from  1990  to 1991, Vice
                         Chairman and a director of  Monarch  Capital   Corp.
                         (financial services holding company) from 1984 to 1991.

Pat Breshears,     63    Vice President, Westech Investment Advisors since 1994;
Vice President           Administrator and Corporate Secretary,Western
and Secretary            Technology Investment (venture leasing firm)since 1984.

Donald P. Spencer, 44    Managing  Director,Siguler Guff Advisers and affiliates
Vice President,          since 1995; Senior Vice President (and other positions)
assistant secretary      Mitchell Hutchins Institutional Investors and
                         affiliates from 1989 to 1995.


         The Independent Directors of the Fund constitute its Audit Committee. The Audit Committee reviews the scope and results of the Fund's annual audit with the Fund's independent auditors and recommends the engagement of auditors.

ITEM 11. EXECUTIVE COMPENSATION

         The Fund's Independent Directors each receive an annual fee from the Fund of $5,000. Such directors also are reimbursed by the Fund for their expenses in attending meetings of the Board of Directors or any committee thereof and receive a fee for attendance in person at any meeting at a per diem rate of $500. The Fund's directors who are "interested persons" of the Fund, as defined in the 1940 Act, receive no compensation from the Fund for their services as directors, other than reimbursement of their expenses in attending meetings. The Independent Directors received the following amounts of compensation during the year ended June 30, 1999: Mr. Cogan -- $3,750; Mr. Egan -- $4,250; Mr. Malpass (paid by his direction to the University of Notre Dame)
-- $4,250;  Mr.  Smith --  $3,750;  Mr.  Spinner -- $3,750;  and Mr. Von Gehr --
$3,750.



ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT Beneficial Owners of More Than 5% of the Fund's Shares as of the Record Date

====================================== =========================================
Name and Address of Shareholder*       Number and Percentage of
                                        Shares Beneficially Owned
====================================== =========================================
Carpenter Company Profit Sharing Plan          2,591.095; 5.36%
====================================== =========================================
Orix USA                                       3,627.532; 7.51%
====================================== =========================================
Northern Trust, as Custodian for
San Antonio Fire and
Police Pension Plan                           5,182.189; 10.72%
====================================== =========================================
University of Notre Dame                      5,182.189; 10.72%
====================================== =========================================
University of Richmond                        5,182,189; 10.72%
====================================== =========================================
MBTA Retirement Fund                           3,109.314; 6.43%
====================================== =========================================
Constellation Investment                       4,728.116; 9.79%
====================================== =========================================
Leland Stanford University                   10,364.379; 21.45%
====================================== =========================================


* Each of the shareholders listed in this Annex may be contacted c/o Westech Investment Advisors, Inc., 2010 North First Street, Suite 310, San Jose, CA 95131.

Beneficial Ownership of Fund Shares by Fund Directors and Executive Officers on September 30, 1998

No director or executive officer of the Fund owns in excess of 1% of the Shares outstanding. Westech Investment Advisors, all the stock of which is owned by Messrs. Ronald W. Swenson and Salvador O. Gutierrez, directors of the Fund, owned 51.821 Shares. Mr. Roger Smith, a director of the Fund, owned 51.821 Shares through a retirement account and 103.644 Shares personally. Mr. Michael Egan, a director of the Fund, owned 103.64 Shares. Mr. George W. Siguler, an executive officer and Advisory Director of the Fund, owned 155.464 Shares through a retirement account and 51.821 Shares jointly with his wife. Trusts for the benefit of Mr. Siguler's minor children held 103.646 Shares in the aggregate. Mr. Donald Spencer, an executive officer of the Fund, owned 10.363 Shares jointly with his wife.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The Fund is a party to a Management Agreement, dated as of December 22, 1995 ("Management Agreement") between the Fund on the one hand, and Westech Investment Advisors and Siguler Guff Advisers on the other hand. The Management Agreement was last approved by the Fund's Board of Directors at a meeting held on October 3, 1997, and by the Fund's shareholders at a meeting held on September 26, 1995. Further renewal of the Management Agreement will be considered by the board at a meeting to be held in November 1999. During the Fund's fiscal year ending June 30, 1999, the Fund paid aggregate investment management fees totaling $1,905,721 to Westech Investment Advisors and Siguler Guff Advisers pursuant to the terms of the Management Agreement.

         Westech Investment Advisors, the Investment Manager, is a corporation that is a registered investment adviser under the Investment Advisers Act of 1940 ("Advisers Act"). Messrs. Swenson and Gutierrez, the sole executive officers of Westech Investment Advisors, each own 50% of its voting securities. Westech Investment Advisor's principal business address, and the principal business address of Messrs. Swenson and Gutierrez, is 2010 North First Street, Suite 310, San Jose, CA 95131.

         Siguler Guff Advisers, the Fund Manager, is a limited liability company that is a registered investment adviser under the Advisers Act. 100% of the voting securities of Siguler Guff Advisers are beneficially owned, through holding companies, as follows: 45% by George W. Siguler, 45% by Drew J. Guff and 10% by Donald P. Spencer. A portion of the holdings of Messrs. Siguler, Guff and Spencer listed above are held in trust for their minor children. The principal business address of Siguler Guff Advisers, and the principal business address of Messrs. Siguler, Guff and Spencer, is Rockefeller Center, 630 Fifth Avenue, 16th Floor, New York, NY 10111.

PART IV.

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)             Index to Financials Statements and Financial Statement Schedules

                                                                            Page
Report of Independent Public Accountants                                      16

Statement of Financial Position as of June 30, 1999 and 1998                  17

Statement of Operations for the Years Ended June 30, 1999 and 1998            18

Statement of Changes in Shareholders' Equity for the Years Ended
June 30, 1999 and 1998                                                        19

Statement of Cash Flows for the Years Ended June 30, 1999 and 1998            20

Notes to Financial Statements                                                 21

Financial Statement Schedules for the Years Ended June 30, 1999 and 1998 included in Item 14(d):

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

3.2 By-Laws, as amended to date - incorporated by reference to the Fund's 1998 Form 10K.

3.3 Bank Loan Agreement - incorporated by reference to the Fund's December 31, 1997 Form 10Q

10.1 Management Agreement, dated as of December 22, 1995, between the Fund on the one hand, and Westech Advisors and Siguler Guff Advisers, on the other hand
- incorporated by reference to the Fund's 1998 Form 10K.

Reports on Form 8-K

         The Fund filed no reports on Form 8-K with the Commission during the fiscal quarter ended June 30, 1999.



o "Interested person" (as defined in the 1940 Act) of the Fund.

                                    Signatures

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

VENTURE LENDING & LEASING, INC.
(Registrant)

By:      /S/ Ronald W. Swenson                                By:      /S/
Salvador O. Gutierrez
Ronald W. Swenson                                       Salvador O. Gutierrez
Chairman and Chief Executive Officer        President, Chief Financial Officer
                                            and Chief Accounting Officer
Date:    September 29, 1999                 Date:September 29, 1999

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

                NAME                         TITLE                     DATE

By:      /S/ John F. Cogan               Director             September 29, 1999
John F. Cogan

By:      /S/ J. Michael Egan             Director             September 29, 1999
J. Michael Egan

By:      /S/ Salvador O. Gutierrez President & Director       September 29, 1999
Salvador O. Gutierrez

By:      /S/  Scott Malpass              Director             September 29, 1999
S. Scott Malpass

By:      /S/ Roger Smith                 Director             September 29, 1999
Roger Smith

By:      /S/ Arthur Spinner              Director             September 29, 1999
Arthur Spinner

By:      /S/ Ronald W. Swenson        CEO & Director          September 29, 1999
Ronald W. Swenson

By:      /S/ George Von Gehr             Director             September 29, 1999
George Von Gehr