Form 10-Q
period 1999-09-30
VENTURE LENDING & LEASING INC
filed 1999-11-16
CIK 913570

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


          [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ending September 30, 1999


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

                       2010 North First Street, Suite 310,
                                San Jose,CA 95131
                    (Address of principal executive offices)
                                   (Zip Code)

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
Yes O   No

         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

              Class                          Outstanding as of October 15, 1999
-----------------------------------   ------------------------------------------
Common Stock, $.001 par value                        48,318.58

                 Page 1 of 17; Exhibit Index appears on Page 16

                         VENTURE LENDING & LEASING, INC.

                                      INDEX
                                                                   Page Number

PART I -- FINANCIAL INFORMATION

Item 1.  Financial Statements

                  Statement of Financial Position                            3
                  September 30, 1999 (Unaudited) and June 30, 1999

                  Statement of Operations (Unaudited)                        4
                  Three Months ended September 30, 1999 and
                  September 30, 1998

                  Statement of Changes in Shareholders Equity                5
                  Three Months ended September 30, 1999 (Unaudited) and the Year Ended June 30, 1998

                  Statement of Cash Flows (Unaudited)                        6
                  Three Months ended September 30, 1999 and
                  September 30, 1998

                  Notes to Financial Statements                           7 - 11

Item 2.  Management's Discussion and Analysis of Financial               12 - 15
                  Condition and Results of Operations

PART II -- OTHER INFORMATION

Item 4.  Submission of Matters to a Vote of Security Holders                16

Item 6.  Exhibits                                                           16

SIGNATURES                                                                  17

VENTURE LENDING & LEASING, INC.

Statement of Financial Position (unaudited)

--------------------------------------------------------------------------------


                                                    September 30,     June 30,
                                                       1999            1999
Assets

Loans and leases, at estimated fair value
(cost of $45,821,185 and $54,069,547) ...........   $  41,819,962    $50,068,324
Investments in securities, at estimated fair value
(cost of $1,858,345 and $1,749,365) .............       53,985,464    29,767,030
Cash and cash equivalents ........................      10,744,689     1,748,410
Receivable - Procceds from sale of securities ....      10,660,264          --
Other assets .....................................          84,059       121,936
                                                     -------------   -----------
                Total assets ........................  117,294,438    81,705,700
                                                     -------------   -----------


Liabilities & Shareholders' Equity

Liabilities
 Bank loans .......................................      18,858,568   22,894,335
 Management fees payable ..........................         729,015      517,719
 Accounts payable and other accrued liabilities ...         641,148      239,662
                                                      -------------  -----------

                Total liabilities ...................    20,228,731   23,651,716
                                                      -------------  -----------

Shareholders' Equity

 Common stock, $.001 par value;
  100,000,000 shares authorized;
  issued and outstanding, 48,318.58 shares ......              49            49
 Capital in excess of par value ...................      46,641,051   46,641,051
 Distributions ....................................     (51,150,209)(43,050,082)
 Accumulated earnings .............................     101,574,816   54,462,966
                                                       ------------- -----------
                Total shareholders' equity ............  97,065,707   58,053,984
                                                       ------------- -----------
                Total liabilities & shareholders'equity$117,294,438  $81,705,700
                                                       ============= ===========

VENTURE LENDING & LEASING, INC.

Statement of Operations (unaudited)

--------------------------------------------------------------------------------



                                                     For the Three Months Ended

                                                      September 30,     June 30,
                                                          1999            1999

Investment income:
        Interest on loans and leases ................  $ 1,817,832   $ 3,281,955
        Interest on short-term investments ..........       36,062        45,516
                                                       -----------   -----------

              Total investment income ...............    1,853,894     3,327,471
                                                       -----------   -----------



Expenses:
        Management fee ..............................      729,015       514,712
        Interest expense ............................      373,565       633,602
        Other operating expenses ....................      326,447       147,405
                                                       -----------   -----------

              Total expenses ........................    1,429,027     1,295,719
                                                       -----------   -----------


Net investment income ...............................      424,867     2,031,752
Net change in unrealized gain (loss)
  from investment transactions ......................  24,109,454    (1,105,401)
Net realized gain (loss) from investment transactions  22,577,529      (129,699)
                                                       -----------   -----------


    Net income ......................................  $47,111,850   $   796,652
                                                       ===========   ===========


Basic earnings per share ............................   $   975.02   $     16.49
                                                       ===========   ===========

Weighted average shares outstanding .................       48,319        48,318
                                                       ===========   ===========

VENTURE LENDING & LEASING, INC.

Statement of Changes in Shareholders' Equity (unaudited)

--------------------------------------------------------------------------------


                      For the Year Ended June 30, 1999 and
                    the Three Months Ended September 30, 1999




               Commom Stock   Capital in
             ---------------  Excess of                 Accumulated
              Shares  Amount  Par Value  Distributions   Earnings         Total
             -------------------------------------------------------------------

Balance,
June 30,1998.. 48,318.58 $49  $46,641,051 ($16,871,073) $21,293,223  $51,063,250

Distributions ....  --    --      --       (26,179,009)     --      (26,179,009)
Net income .......  --    --      --            --       33,169,743   33,169,743
             -------------------------------------------------------------------

Balance,
June 30, 1999  48,318.58  49   46,641,051  (43,050,082)  54,462,966   58,053,984

Distributions ..    --    --      --        (8,100,127)     --       (8,100,127)
Net income .......  --    --      --             --      47,111,850   47,111,850
             -------------------------------------------------------------------
September 30,
1999           48,318.58 $49  $46,641,051 ($51,150,209) $101,574,816 $97,065,707
            ====================================================================

VENTURE LENDING & LEASING, INC.

Statement of Cash Flows  (unaudited)

--------------------------------------------------------------------------------

                                              For the Three      For the Three
                                              Months Ended        Months Ended
                                              September 30,      September 30,
                                                 1999                 1998
Cash flows from operating activities:

     Net income ............................   $47,111,850          796,652
     Adjustments to reconcile
     net investment income
          to net cash provided
          by operating activities:
     Amortization of organizational expenses           --             7,561
     Amortization of bank loan expenses ....         16,787          16,787
     Net realized (gain) loss
      from investment transactions .........    (22,577,529)        129,699
     Increase in unrealized loss (gain)
      from investment transactions .........    (24,109,454)      1,105,401
     Increase in other assets
      and receivable .......................    (10,639,174)       (801,119)
     Increase (decrease)
      in management fees payable ...........        211,296         (46,109)
     Increase (decrease ) in accounts
       payable and other accrued liabilities        401,486        (372,536)
                                                 ------------    ------------
     Net cash provided by
     (used in) operating activities ........     (9,584,738)        836,336
                                                 ------------    ------------

Cash flows from investing activities:

     Acquisition of loans and leases .......       (632,154)     (1,967,596)
     Principal payments
      on loans and leases ..................      8,880,516       7,056,282
     Net acquisition of
      warrants and common stock ............       (417,556)        (43,522)
     Proceeds from sale of securities ......     22,886,105         755,425

                                                ------------     ------------
     Cash provided by investing activities .     30,716,911       5,800,589
                                                ------------     ------------

Cash flows from financing activities:

     Distributions to shareholders .........     (8,100,127)     (5,302,966)
     Loan from bank ........................           --         4,500,000
     Repayment of bank loan ................     (4,035,767)     (5,800,808)

                                                ------------    ------------
     Net cash used in financing activities .    (12,135,894)     (6,603,774)
                                                ------------    ------------

     Net increase in cash
      and cash equivalents .................      8,996,279          33,151
                                                 -----------    ------------

     Cash and cash equivalents
      -- beginning of period ...............      1,748,410       2,301,753
                                                 ------------   ------------

     Cash and cash equivalents
      -- end of period .....................   $ 10,744,689       2,334,904
                                                 ============   ============

                        VENTURE LENDING & LEASING, INC.

                    NOTES TO FINANCIAL STATEMENTS (UNAUDITED)
                               SEPTEMBER 30, 1999

--------------------------------------------------------------------------------


1.  BASIS OF PRESENTATION:

The accompanying condensed financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (SEC) and in Management's opinion, include all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of results for such interim periods. Certain information and note disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to SEC rules or regulations; however, the Fund believes that the disclosures made are adequate to make the information presented not misleading. The interim results for the three months ended September 30, 1999 and 1998, are not necessarily indicative of results for the full year. It is suggested that these financial statements be read in conjunction with the financial Statements and the notes included in the Fund's Annual Report for the year ended June 30, 1999.

2.  SUMMARY OF INVESTMENTS:

Loans and leases generally are made to borrowers pursuant to commitments whereby the Fund commits to finance assets up to a specified amount for the term of the commitments, upon the terms and subject to the conditions specified by such commitment. The Fund's investments in loans and leases are entirely within the United States and are diversified among the following industries. The percentage of shareholders' equity (net assets) that each industry group represents is shown with the industry totals below. (The sum of the percentages does not equal 100 percent because the percentages are based on net assets as opposed to total loans and leases. Also, the sum of the percentages of net assets is greater than 100 percent due to the Fund's use of leverage (debt) as a means of financing investments.)

The percentage of shareholders' equity that each industry group represents is shown below with the industry totals:


                                                         Outstanding
Borrower                                             September 30, 1999

Biotechnology:
Biosys, Inc.                                                   $1,411,463
Ceres, Inc.                                                     1,081,427
Desmos, Inc.                                                       63,162
Gene Logic, Inc.                                                  577,527
Protien Delivery, Inc.                                            164,491
Regen Biologics, Inc.                                             471,312
Telek, Inc.                                                       462,839
                                                    ----------------------
  Total biotechnology (4.4%)                                    4,232,221
                                                    ----------------------

Communications:
AUnet Corporation                                                 340,387
Brocade Communications, Inc.                                      573,971
Cerent Corporation                                              2,862,003
Digital Generation Systems, Inc.                                2,395,357
Exodus Communications, Inc.                                     2,287,558
Optimal Networks Corporation                                      198,541
Optivision, Inc.                                                  244,421
Silicon Wireless, Inc.                                          1,118,561
Wink Communications, Inc.                                         469,013
Yago Systems, Inc.                                                149,254
                                                    ----------------------
  Total communications (11.0%)                                 10,639,066
                                                    ----------------------

Computers and peripherals:
Headway Technologies, Inc.                                      3,979,649
Aptix Corporation                                                 450,143
Neomagic Corporation                                              169,807
                                                    ----------------------
  Total computers and peripherals (4.7%)                        4,599,599
                                                    ----------------------

Internet:
Active Software, Inc.                                             135,581
Adforce, Inc.                                                   1,101,417
Inverse Network Technology                                        213,018
Keynote Systems Incorporated                                      318,864
Netratings, Inc.                                                  146,570
                                                    ----------------------
  Total Internet (2.0%)                                         1,915,450
                                                    ----------------------

Medical devices:
Ciphergen Biosystems                                               97,586
eMed                                                               84,917
Encelle, Inc.                                                     153,381
Heartstent Corporation                                            110,522
Integ Incorporated                                              3,150,527
Aerogen, Inc.                                                     179,318
Intratherapeutics, Inc.                                           676,445
Myelotec, Inc.                                                    192,097
Oratec Interventions, Inc.                                         88,693
Spinal Concepts, Inc.                                             187,606
Survivalink Corporation                                           403,821
                                                    ----------------------
  Total medical devices (5.5%)                                  5,324,913
                                                    ----------------------

Semiconductors and equipment:
Abpac, Inc.                                                     1,184,099
Dynachip Corporation                                            1,007,549
Equator Technologies, Inc.                                      1,221,657
iCompression, Inc.                                                125,265
I-Cube, Inc.                                                      604,655
Lightwave Microsystems Corporation                                394,763
Poseidon Technology, Inc.                                         433,126
Quantum3D, Inc.                                                    78,452
SiRF Technology                                                   525,555
Telecruz Technology, Inc.                                         395,185
Transmeta Corporation                                           2,432,422
O-In Design Automation                                            250,047
                                                    ----------------------
  Total semiconductors and equipment (8.9%)                     8,652,775
                                                    ----------------------

Software:
Calico Technology, Inc.                                           295,841
Commerce One, Inc.                                                179,801
Comps Infosystems, Inc.                                         1,406,346
Documentum                                                        170,070
Mineshare Corpration                                              293,002
Personic Software Inc.                                            318,978
Persistence Software, Inc.                                         92,178
Perspecta, Inc.                                                   121,560
Release Software Corporation                                      163,232
Rightpoint Software, Inc.                                         286,583
Solopoint, Inc.                                                    48,409
Tenth Planet Exploration, Inc.                                     82,158
                                                    ----------------------
  Total software (3.6%)                                         3,458,158
                                                    ----------------------

Other:
Larex, Inc.                                                       746,814
Uniax Corporation                                                 691,305
Volumetrics Medical Imaging Inc.                                  317,870
Webvan-Bay Area, Inc.                                           1,241,791
                                                    ----------------------
  Total other (3.1%)                                            2,997,780
                                                    ----------------------


Total                                                         $41,819,962
                                                    ======================

The Fund provides asset-based financing primarily to start-up and emerging growth venture-capital-backed companies. As a result, the Fund is subject to general credit risk associated with such companies. At September 30, 1999, the Fund has unfunded commitments to borrowers of $37.5 million.


The Fund's investments in stocks and warrants are entirely within the United States. The percentage of shareholders' equity that each industry group represents is shown below with the industry totals:


Industry                                   Stock and            Percentage of
                                          Warrant Value     Shareholders' Equity
--------------------------------------------------------------------------------

Biotechnology                                $140,643                0.14%
Communications                             29,402,159               30.29%
Communications equipment                   18,516,030               19.08%
Computer and peripherals                      138,272                0.14%
Internet                                    2,685,485                2.77%
Medical devices                               157,800                0.16%
Semiconductor                                 273,438                0.28%
Software                                    2,611,637                2.69%
                                               60,000                0.06%
                                        ----------------------------------------

            Total stock and warrants      $53,985,464               55.61%
                                        ========================================

The  Fund's  investment  in common  stock at  September  30,  1999  consists  of investments in twelve securities within the United States and is diversified among the software, computer and peripherals and communications industries. These investments have a carrying value of $51.8 million and represents 53.41 percent of the Fund's shareholders' equity.

At September 30, 1999, the Fund held 0.6 million warrants to purchase the common and preferred shares of 9 publicly traded companies. Because of the illiquid nature of these warrants, the Fund is carrying the public companies at a discounted value of $1.4 million. The warrants issued by private companies do not have a readily ascertainable market value and were assigned a minimal value at the time of acquisition. These warrants had a value of $0.7 million at September 30, 1999.


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

SFAS No. 133 is effective for fiscal years beginning after June 15, 2000, and the Fund plans to adopt its provisions effective July 1, 2000. From time to time, the Fund enters into interest rate swaps to hedge its interest rate. Additionally, certain of its investments and long-term borrowings may have embedded options due to call or put features that would be required to be accounted for differently under SFAS No. 133 as compared to current accounting principles. The Fund has not yet quantified the impact of adopting SFAS No. 133 on its financial statements; however, SFAS No. 133 could increase the volatility of future earnings.

5.  FUTURE FINANCIAL ACCOUNTING STANDARDS:

Subsequent to quarter end, Cerent Corporation, one of the Fund's portfolio companies, merged with Cisco Corporation in a transaction that was accounted for as a pooling of interests. The Fund exercised its warrants in Cerent and held 345,639 shares of Cerent's common stock immediately prior to the merger. The Fund expects to realize a significant gain from this transaction.

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

         The Fund's shares of Common Stock, $.001 par value (`Shares") were sold to subscribers pursuant to capital calls made through August 1998. Total committed capital of $46.6 million has been fully funded as of September 30, 1999. The Fund has completed its investment period and will now focus on efficiently managing the Fund's portfolio. As of September 30, 1999, the Fund has distributed $51.2 million to its investors, including approximately $9.9 million of committed capital.

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


Results of Operations -- Three Months Ended September 30, 1999 and 1998

         Total investment income for the three months ended September 30, 1999 and 1998 was $1.9 million and $3.3 million, respectively, of which $1.8 million and $3.3 million, respectively, consisted of interest on venture loans outstanding. Remaining income consisted of interest on the temporary investment of cash, pending investment in venture loans and leases, distributions to shareholders or application to the Fund's expenses. The decrease in investment income primarily reflects the decrease in loans & leases outstanding from approximately $74.7 million as of September 30, 1998 to approximately $41.8 million as of September 30, 1999. On a per share basis, for the three months ended September 30, 1999 and 1998 net income was $975 and $16, respectively.

         The most significant factor effecting net income for the three months ended September 30, 1999 was the increase of the unrealized gain of the Fund's publicly traded stock and warrant portfolio of $24.1 million and realized gains from investment transactions of $22.6 million. The unrealized appreciation of the Fund's portfolio was primarily attributable to the appreciation of the Fund's investments in stock of Juniper Networks and Brocade Communications. The realized gains were primarily attributable to the Fund's partial sale of its holdings of Brocade Communications, $10.3 million, and Juniper Networks, $10.7 million.

         Expenses for the three months ended September 30, 1999 and 1998 were $1.4 million and $1.3 million, respectively, resulting in net income of $47.1 million and $0.8 million, respectively. Interest expense declined during the three months ended September 30, 1999 primarily reflecting the decrease in bank loans from $34.8 million on September 30, 1998 to $18.9 million on September 30, 1999. Management fees increased from $0.5 million for the three months ended September 30, 1998 to $0.7 million for the three months ended September 30, 1999 reflecting the increased asset base upon which fees are calculated for the period. The increase in the asset base reflected the increased value of the Fund's publicly traded securities.

         The Fund's policy is to place a loan on non-accrual status when either principal or interest has become past due for 90 days or more. When a loan is placed on non-accrual status, all interest previously accrued but not collected is reversed. As of September 30, 1999 and 1998, the Fund had loan balances outstanding of $3.7 million and $2.6 million to borrowers that were carried on a non-accrual basis.

Liquidity and Capital Resources --  September 30, 1999 and June 30, 1999

         Total capital committed to the purchase of shares pursuant to subscription agreements was approximately $46.6 million at September 30, 1999. As of September 30, 1999, 100% of committed capital was called to fund investments in venture loans and leases and to meet the Fund's expenses.

         The Fund has in place a $30 million securitization debt facility to finance the acquisition of asset-based loans and leases. The principal balance is a 47-month term loan. Additional amounts can be drawn on the credit facility by a minimum of $5 million and in $1 million increments in excess thereof. As of September 30, 1999, $18.9 million was outstanding under this facility, compared with $22.9 million as of June 30, 1999. The Fund enters into interest rate swap transactions to hedge its interest rate on the debt facility. At September 30, 1999, the Fund had interest rate swap transactions outstanding with a total notional principal amount of $31.2 million. The effect of these swap transactions is to convert the variable LIBOR rate into a fixed rate on the contract notional value. The amortization schedule for each borrowing under the facility is expected to correspond to the amortization of the loans or leases acquired with the proceeds of each borrowing.

         As of September 30, 1999, 9% of the Fund's assets consisted of cash and cash equivalents, compared with 2% as of June 30, 1999. Cumulative amounts disbursed under the Fund's loan commitments increased by approximately $0.7 million as of September 30, 1999 compared to June 30, 1999. Net loan amounts outstanding after amortization decreased by approximately $8.2 million. Unfunded commitments decreased by approximately $0.6 million.

================================================================================
As of:       Amount            Principal        Balance               Unfunded
             Disbursed         Amortization    Outstanding          Commitments
================================================================================
September 30,
1999          $143.7 million   $96.3 million   $43.7 million       $37.5 million
================================================================================
June 30,
1999          $143.0 million   $88.9 million   $51.9 million       $38.1 million
================================================================================

         Because venture loans and leases are privately negotiated transactions, investments in these assets are relatively illiquid.

         The Fund seeks to meet the requirements to qualify for the special pass-through status available to "regulated investment companies" ("RICs") under the Internal Revenue Code, and thus to be relieved of federal income tax on that part of its net investment income and realized capital gains that it distributes to shareholders. To qualify as a RIC, the Fund must distribute to its shareholders for each taxable year at least 90% of its investment company taxable income (consisting generally of net investment income and net short-term capital gain) ("Distribution Requirement"). To the extent that the terms of the Fund's venture loans provide for the receipt by the Fund of additional interest at the end of the loan term or the terms of venture leases provide for the receipt by the Fund of a purchase price for the asset at the end of the lease term ("residual income"), the Fund would be required to accrue such residual income over the life of the loan or lease, and to include such accrued income in its gross income for each taxable year even if it receives no portion of such residual income in that year. Thus, in order to meet the Distribution Requirement and avoid payment of income taxes or an excise tax on undistributed income, the Fund may be required in a particular year to distribute as a dividend an amount in excess of the total amount of income it actually receives. Those distributions will be made from the Fund's cash assets, from amounts received through amortization of loans or leases or from borrowed funds?

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

                                                 VENTURE LENDING & LEASING, INC.
                                                 -------------------------------
                                                 Registrant

Date: November 15, 1999                                _________________________
                                                 Ronald W. Swenson
                                                 Chairman
                                                 [Chief Executive Officer]


Date: November 15, 1999                                _________________________
                                                 Salvador O. Gutierrez
                                                 President & Treasurer
                                                 [Chief Financial Officer]