Form 10-Q
period 1999-12-31
VENTURE LENDING & LEASING INC
filed 2000-02-15
CIK 913570

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


          [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ending December 31, 1999


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

                                 (408) 436-8577
              (Registrant telephone number, including area code)

Indicate by check mark whether the registrant has (i) filed all reports required to be filed by Section 13 or 15(d) of the Securities and Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (ii) has been subject to such filing requirements for the past 90 days.
Yes    No

Indicate the number of shares outstanding of each of the issuers classes of common stock, as of the latest practicable date:

           Class                          Outstanding as of January 15, 2000
Common Stock, $.001 par value                        48,318.58

                                 Page 1 of 17; Exhibit Index appears on Page 16



                         VENTURE LENDING & LEASING, INC.

                                      INDEX

                                                               Page Number

PART I -- FINANCIAL INFORMATION
Item 1.  Financial Statements

Statement of Financial Positions                                     3
December 31, 1999 (Unaudited) and June 30, 1999

Statement of Operations (Unaudited)                                  4
Six Months ended December 31, 1999 and
December 31, 1998

Satement of Operations (Unaudited)                                   5
Three Months ended December 31, 1999 and
December 31, 1998

Statement of Changes in Shareholders Equity                          6
Six Months ended December 31, 1999 (Unaudited) and the Year Ended June 30, 1999

Statement of Cash Flows (Unaudited)                                  7
Six Months ended December 31, 1999 and
December 31, 1998

                  Notes to Financial Statements                    8 - 12

Item 2.  Managements Discussion and Analysis of Financial        13 - 15
                  Condition and Results of Operations

PART II -- OTHER INFORMATION

Item 4.  Submission of Matters to a Vote of Security Holders          16

Item 6.  Exhibits                                                     16

SIGNATURES                                                            19


VENTURE LENDING & LEASING, INC.

Statement of Financial Position (Unaudited)

--------------------------------------------------------------------------------



                                      December 31, 1999        June 30, 1999
Assets

Loans and leases, at estimated
fair value (cost of $36,543,528
and $54,069,547)                         $35,443,528            $50,068,324

Investments in securities, at
estimated fair value(cost of
$1,418,893 and $1,749,365)                36,293,336             29,767,030

Cash and cash equivalents                 24,081,342              1,748,410

Receivable - Proceeds from sale
of securities                             28,870,582                  ----

Other assets                                 438,617                121,936
                                     --------------------    -------------------
                Total assets             125,127,405             81,705,700
                                     --------------------    -------------------


Liabilities & Shareholders' Equity

Liabilities
Bank loans                                 17,247,827             22,894,335
Management and Incentive
fees payable                               26,020,905                517,719
Accounts payable and other
accrued liabilities                           915,788                239,662
                                     --------------------    -------------------
     Total liabilities                     44,184,520             23,651,716
                                     --------------------    -------------------

Shareholders' Equity

Common stock, $.001 par value;
100,000,000 shares authorized;
issued and outstanding,48,318.58 shares            49                     49
Capital in excess of par value             46,641,051             46,641,051
Distributions                            (168,417,045)           (43,050,082)
Accumulated earnings                      202,718,830             54,462,966
                                     --------------------    -------------------
      Total shareholders' equity           80,942,885             58,053,984
                                     --------------------    -------------------
      Total liabilities &
      shareholders' equity               $125,127,405            $81,705,700
                                     ====================    ===================




VENTURE LENDING & LEASING, INC.

Statement of Operations (Unaudited)




                                      For the Six Months Ended December 31,

                                1999                           1998
                         ------------------------      -------------------------

Investment income:
Interest on loans
and leases                     $3,362,795                     $6,517,485
Interest on short-term
investments                       238,947                         99,560
                         ------------------------      -------------------------

  Total investment income        3,601,742                      6,617,045
                         ------------------------      -------------------------


Expenses:
Management fee                   1,506,911                        975,698
Interest expense                   685,825                      1,195,434
Other operating expenses           463,567                        303,400
                         ------------------------      -------------------------
Total expenses                 2,656,303                      2,474,532
                         ------------------------      -------------------------

Net investment income              945,439                      4,142,513
Net realized gain from
investment transactions        185,690,782                      3,773,423
Net change in unrealized
gain from investment
transactions                    10,303,379                     (1,720,732)
Management incentive fee       (39,381,553)                        ----
                          ------------------------      ------------------------

Net income Before
Cumulative effect of
a change in accounting
Principle                     $157,558,047                     $6,195,204

Cumulative effect
on prior years
(To June 30, 1999)
Of change in accounting        ($9,302,185)                      ------
principle (Note 5)

                          ------------------------      ------------------------
       Net Income              $148,255,862                     $6,195,204
                          ========================      ========================

Amounts per common share:
Income before cumulative
effect of a change in             $3,260.86                         $95.39
accounting principle
Cumulative effect on
prior years (To June 30, 1999)
of change in accounting            ($192.52)                        ----
principle (Note 5)
                           ------------------------      -----------------------
       Net Income                  $3,068.34                         $95.39
                          ========================      =======================

Weighted average shares             48,318                         48,318
outstanding

Pro Forma amounts assuming
the new method is applied
retroactively (Note 5)

      Net Income                   $148,255,862               $6,195,204

Net Income per common share          $3,068.34                   $95.39


VENTURE LENDING & LEASING, INC.

Statement of Operations  (Unaudited)






                                    For the Three Months Ended December 31,

                                      1999                         1998
                              ---------------------         --------------------

Investment income:
Interest on loans
and leases                         $1,544,963                   $3,235,529
Interest on short-term
investments                           202,885                       54,044
                              ---------------------         -------------------
   Total investment income          1,747,848                    3,289,573
                              ---------------------         --------------------


Expenses:
        Interest expense              312,260                      561,833
        Management fee                777,895                      460,986
        Other operating expenses      137,120                      155,938
                              ---------------------         --------------------
   Total expenses                   1,227,275                    1,178,757
                              ---------------------         --------------------

Net investment income                 520,573                    2,110,816
Net change in unrealized loss
from investment transactions      (14,206,453)                  (2,201,514)
Net realized gain from
investment transactions            163,513,630                    3,903,122
Management incentive fee           (29,270,596)                      ----
                              ---------------------         --------------------

    Net income                    $120,557,154                   $3,812,424
                              =====================         ====================


                              ---------------------         --------------------
     Net Income per share            $2,495.05                      $78.90
                              =====================         ====================



Weighted average shares             48,318                         48,318
outstanding

Pro Forma amounts assuming
the new method is applied
retroactively (Note 5)

      Net Income                   $120,557,154               $2,373,596

Net Income per common share              $2,495.08                  $124.47

VENTURE LENDING & LEASING, INC.

Statement of Changes in Shareholders' Equity (Unaudited)






                      For the Year Ended June 30, 1999 and

                     the Six Months Ended December 31, 1999





         Common Stock
       ----------------   Capital in
                          Excess of                   Accumulated
        Shares   Amount   Par Value   Distributions   Earnings       Total
       --------  ------  ------------ -------------  ------------   ------------
       --------  ------  ------------ -------------  ------------   ------------

Balance,June 30, 1998
       48,318.58   $49   $46,641,051  ($16,871,073)   $21,293,223   $51,063,250

Distributions
         ----     ----      ----      (26,179,009)        ----      (26,179,009)
Net income
         ----     ----      ----          ----         33,169,743    33,169,743
       -------   ------  ------------ --------------  ------------  ------------

Balance, June 30, 1999
       48,318.58    49    46,641,051  (43,050,082)     54,462,966    58,053,984

Distributions
       ----        ----     ----     (125,366,963)        ----     (125,366,963)
Net income
       ----        ----     ----        ----           48,255,864   148,255,864
   ----------    -------   -------  --------------  -------------  -------------

Balance, December 31, 1999
       48,318.58   $49   $46,641,051 ($168,417,045)  $202,718,830   $80,942,885
    =========== ====== =========== ============== ============== =============

VENTURE LENDING & LEASING, INC.

Statement of Cash Flows  (Unaudited)





                                            For the Six             For the Six
                                            Months Ended            Months Ended
                                        December 31, 1999      December 31, 1998

Cash flows from operating activities:
Net income                              $148,255,862                   4,609,021
Adjustments to reconcile
net investment incometo net
cash provided by operating
activities:
Amortization of bank loan expenses            38,314                      48,432
Net realized (gain) loss from
investment transactions                  (186,967,383)               (2,187,240)
Increase in unrealized loss (gain)
from investment transactions                (9,758,001)                1,720,732
Increase in other assets
and receivable                             (29,219,349)                  571,852
Increase (decrease) in accounts
payable and other
accrued liabilities                         26,179,313                 (105,425)

                                  -----------------------    -------------------
Net cash provided by
(used in) operating activities             (51,471,244)                4,657,372
                                   -----------------------    ------------------

Cash flows from investing activities:

Acquisition of loansand leases              (975,525)                (6,150,173)
Principal payments on loans and leases    14,755,959                  20,589,657
Net acquisition of warrants
and common stock                         (1,218,389)                    (74,809)
Proceeds from sale of securities         192,255,601                   4,367,865

                               -----------------------    ----------------------
Cash provided by investing
activities                               204,817,647                  18,732,540
                                -----------------------    ---------------------

Cash flows from financing activities:
Distributions to shareholders          (125,366,963)                (12,619,848)
Loan from bank                           ----                          4,500,000
Repayment of bank loan                   (5,646,508)                (11,049,101)

                             -----------------------    ------------------------
Net cash used in financing
activities                             (131,013,471)                (19,168,949)
                             -----------------------    ------------------------

Net increase in cash and
cash equivalents                          22,332,932                   4,220,963
                             -----------------------    ------------------------

Cash and cash equivalents-
beginning of period                        1,748,410                   2,301,753
                             -----------------------    ------------------------

Cash and cash equivalents-
end of period                             $24,081,342                 $6,522,716
                             =======================    ========================






                         VENTURE LENDING & LEASING, INC.

                    NOTES TO FINANCIAL STATEMENTS (UNAUDITED)
                                DECEMBER 31, 1999




1.  BASIS OF PRESENTATION:

     The accompanying condensed financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (SEC) and in Management's opinion, include all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of results for such interim periods. Certain information and note disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to SEC rules or regulations; however, the Fund believes that the disclosures made are adequate to make the information presented not misleading. The interim results for the six months ended December 31, 1999 and 1998, are not necessarily indicative of results for the full year. It is suggested that these financial statements be read in conjunction with the financial Statements and the notes included in the Funds Annual Report for the year ended June 30, 1999.

2.  SUMMARY OF INVESTMENTS:

     Loans and leases generally are made to borrowers pursuant to commitments whereby the Fund commits to finance assets up to a specified amount for the term of the commitments, upon the terms and subject to the conditions specified by such commitment. The Funds investments in loans and leases are entirely within the United States and are diversified among the following industries. The percentage of shareholders equity (net assets) that each industry group represents is shown with the industry totals below. (The sum of the percentages does not equal 100 percent because the percentages are based on net assets as opposed to total loans and leases. Also, the sum of the percentages of net assets may be greater than 100 percent due to the Funds use of leverage (debt) as a means of financing investments.)

      The percentage of shareholders equity that each industry group represents is shown below with the industry totals:


                                                         Outstanding
Borrower                                              December 31, 1999

Biotechnology:
Biosys, Inc.                                                     $511,463
Ceres, Inc.                                                     1,021,001
Desmos, Inc.                                                       29,963
Gene Logic, Inc.                                                  518,054
Protien Delivery, Inc.                                            154,215
Regen Biologics, Inc.                                             362,247
Telek, Inc.                                                       355,747
                                                    ----------------------
  Total biotechnology (3.6%)                                    2,952,690
                                                    ----------------------



Communications Equipment:
Brocade Communications, Inc.                                      441,037
Cerent Corporation                                              2,400,207
Optivision, Inc.                                                  145,269
Silicon Wireless, Inc.                                          1,030,081
Yago Systems, Inc.                                                118,373
                                                     ----------------------
Total communications equipment (5.1%)                           4,134,967
                                                     ----------------------
Communications Service Provider:
AUnet Corporation                                                 307,825
Digital Generation Systems, Inc.                                1,924,379
Exodus Communications, Inc.                                     1,975,148
Optimal Networks Corporation                                      167,131
Wink Communications, Inc.                                         363,693

                                                    ----------------------
  Total communications service provider (5.6%)                  4,571,045
                                                    ----------------------

Computers and peripherals:
Headway Technologies, Inc.                                      3,487,850
Aptix Corporation                                                 387,250
Das Devices                                                       101,738
Neomagic Corporation                                              117,698
                                                    ----------------------
  Total computers and peripherals (5.1%)                        4,094,536
                                                    ----------------------

Internet:
Active Software, Inc.                                             107,709
Adforce, Inc.                                                     962,864
Inverse Network Technology                                        192,112
Keynote Systems Incorporated                                      272,264
Netratings, Inc.                                                  135,863
                                                    ----------------------
  Total Internet (2.1%)                                         1,670,812
                                                    ----------------------

Medical devices:
Ciphergen Biosystems                                               28,636
Encelle, Inc.                                                      94,876
Heartstent Corporation                                             39,226
Integ Incorporated                                              2,809,240
Aerogen, Inc.                                                     150,538
Intratherapeutics, Inc.                                           907,926
Myelotec, Inc.                                                    174,961
Oratec Interventions, Inc.                                         42,758
Spinal Concepts, Inc.                                             173,562
Survivalink Corporation                                           365,623
                                                    ----------------------
  Total medical devices (5.9%)                                  4,787,346
                                                    ----------------------



Semiconductors and equipment:
Abpac, Inc.                                                     1,117,149
Dynachip Corporation                                              807,549
Equator Technologies, Inc.                                        992,854
iCompression, Inc.                                                112,688
I-Cube, Inc.                                                      521,236
Lightwave Microsystems Corporation                                328,049
Poseidon Technology, Inc.                                         393,004
Quantum3D, Inc.                                                    67,500
SiRF Technology                                                   473,693
Telecruz Technology, Inc.                                         359,900
Transmeta Corporation                                           2,248,945
O-In Design Automation                                            217,074
                                                    ----------------------
  Total semiconductors and equipment (9.6%)                     7,757,339
                                                    ----------------------

Software:
Calico Technology, Inc.                                           232,069
Commerce One, Inc.                                                146,328
Comps Infosystems, Inc.                                         1,187,606
Documentum                                                        143,950
Mineshare Corpration                                              272,974
Personic Software Inc.                                            361,709
Persistence Software, Inc.                                         69,321
Release Software Corporation                                      101,570
Rightpoint Software, Inc.                                         222,331
Solopoint, Inc.                                                    37,171
Tenth Planet Exploration, Inc.                                     81,956
                                                    ----------------------
  Total software (3.5%)                                         2,856,985
                                                    ----------------------

Other:
Larex, Inc.                                                       520,069
Uniax Corporation                                                 574,417
Volumetrics Medical Imaging Inc.                                  296,763
Webvan-Bay Area, Inc.                                           1,177,126
                                                    ----------------------
  Total other (3.2%)                                            2,568,375
                                                    ----------------------


Total                                                         $35,443,528
                                                    ======================




The Fund provides asset-based financing primarily to start-up and emerging growth venture-capital-backed companies. As a result, the Fund is subject to general credit risk associated with such companies. At December 31, 1999, the Fund has unfunded commitments to borrowers of $37.1 million.

The Funds investments in stocks and warrants are entirely within the United States. The percentage of shareholders equity that each industry group represents is shown below with the industry totals:


Industry                        Stock and        Percentage of
                                Warrant Value    Shareholders Equity

----------------------------- ---------------- --------------------------

Biotechnology                      $627,469                 .78%
Communications                   18,722,158               23.13%
Communications equipment            793,172                 .98%
Computer and peripherals             80,000                 .10%
Internet                          5,773,475                7.13%
Medical devices                     152,800                 .19%
Semiconductor                       168,600                 .21%
Software                          8,377,419               10.35%
Other                             1,598,243                1.97%
                            ---------------------    -------------------

  Total stock and warrants      $36,293,336               44.84%
                             ===================== =====================


3.  EARNINGS PER SHARE:

Basic earnings per share are computed by dividing net income, by the weighted average common shares outstanding. Diluted earnings per share includes the dilutive effects of potential common shares (e.g., stock options). The Fund has no instruments that would be potential common shares; thus, reported basic and diluted earnings are the same.




4.  FUTURE FINANCIAL ACCOUNTING STANDARDS:

     In June 1998, the Financial Accounting Standards Board (FASB) issued SFAS No.133, Accounting for Derivative Instruments and Hedging Activities. SFAS No.133 establishes accounting and reporting standards requiring that every derivative instrument (including certain derivative instruments embedded in other contracts) be recorded in the balance sheet as either an asset or liability measured at its fair value. SFAS No.133 requires that changes in the derivatives fair value be recognized currently in earnings unless specific hedge accounting criteria are met. Special accounting for qualifying hedges allows a derivatives gains and losses to offset related results on the hedged item in the income statement and requires that a company formally document, designate, and assess the effectiveness of transactions that receive hedge accounting.

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

5. Change in ACCOUNTING PRINCIPLE

     In the 2nd quarter of Fiscal Year End June 30, 2000, the Company changed its method of accounting for its incentive management fee. The previous method was to record the incentive management fee as the Company became legally obligated. The new method is to record the fee based on the Companys current income. This change was made to more closely match the incentive fee to current performance. The new method has been applied to management incentive fee calculations of prior years. The $9,302,185 cumulative effect of the change on prior years is included in income of the three months ended September 30, 1999. The effect of the change on the three months ended December 31, 1999 was to decrease income before cumulative effect of a change in accounting principle $822,579 ($17.02 per share). The effect of the change on the six months ended December 31, 1999 was to decrease income before cumulative effect of a change in accounting principle $10,933,536 ($226.28) per share and net income $20,235,721 ($418.80 per share). The pro forma amounts reflect the effect of retroactive application on management incentive fees and the change in provisions for incentive compensation that would have been made in 1998 had the provisions for management incentive fees had been made in 1998. The effect of the change on the quarter ended Sept 30, 1999 was to decrease income before cumulative effect of a change in accounting principle $10,110,957 ($209.26 per share) to $37,000,894 ($765.78 per share) and net income $19,413,142 ($401.77 per share) to $27,698,709 ($573.26 per share).









PART I -- FINANCIAL INFORMATION

     Item 2. Managements Discussion and Analysis of Financial Condition and Results of Operations
General

Venture Lending & Leasing, Inc. (Fund) is a non-diversified closed end management investment company electing status as a business development company
(BDC) under the Investment Company Act of 1940 (1940 Act) whose investment objective is to achieve a high total return. The Fund provides asset-based financing to carefully selected venture capital-backed companies, in the form of secured loans, installment sales contracts or equipment leases. The Fund generally receives warrants to acquire equity securities in connection with its portfolio investments. There can be no assurance that the Fund will attain its investment objective.

The Funds shares of Common Stock, $.001 par value (Shares) were sold to subscribers pursuant to capital calls made through August 1998. Total committed capital of $46.6 million has been fully funded as of December 31, 1999. The Fund has completed its investment period and will now focus on efficiently managing the Funds portfolio. As of December 31, 1999, the Fund has distributed $168.4 million to its investors, including approximately $14.4 million of contributed capital.

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

     Results of Operations -- For the three and six months ended December 31, 1999 and 1998

     Total investment income for the three months ending December 31, 1999 and 1998 was $1.7 million and $3.3 million, respectively, of which $1.5 million and $3.2 million, consisted of interest on venture loans outstanding during the period. The remaining income consisted of interest on the temporary investment of cash, pending investment in venture loans and leases or application to the Funds expenses. Total investment income for the fiscal year to date periods ending December 31, 1999 and 1998 was $3.6 million and $6.6 million, respectively, of which $3.4 million and $6.5 million, consisted of interest on venture loans outstanding during the period. The decrease in investment income reflects the decrease in loans & leases outstanding from December 31, 1998 to December 31, 1999.

     Expenses for the six months ended December 31, 1999 and 1998 were $2.7 million and $2.5 million, respectively, resulting in net investment income of $0.9 million and $4.1 million, respectively. Interest expense declined during the six months ended December 31, 1999 primarily reflecting the decrease in bank loans from $29.6 million on December 31, 1998 to $17.2 million on December 31, 1999. Management fees increased from $1.0 million for the six months ended December 31, 1998 to $1.5 million for the six months ended December 31, 1999 reflecting the increased asset base upon which fees are calculated for the period. The increase in the asset base reflected the increased value of the Funds publicly traded securities.

     The Fund experienced an unrealized gain from investment transactions of $10.3 million in the six months ended December 31, 1999 as opposed to a loss of $1.7 million in the prior year. The Fund had $185.7 million of realized gains during the six months ended December 31, 1999 as compared to $3.8 million in the same period in 1998. These gains were generated by sales and distributions of stock in several of the Funds portfolio companies. Warrants with readily ascertainable market values are assigned a fair value based on the difference, if any, between the exercise price of the warrant and the fair value of the equity securities for which the warrant may be exercised, adjusted for illiquidity.

     Net income for the period ended December 31, 1999 increased to $148.3 million compared to $4.6 million for the six months ended December 31, 1998. Year to date income before the cumulative effect on prior years of a change in accounting principle was $157.6 million as compared to $4.6 million in the previous year. On a per share basis, for the year to date period ended December 31, 1999 and 1998 net income was $3,260.86 before cumulative effect of a change in accounting principle and $95.39 respectively.

     The Funds policy is to place a loan on non-accrual status when either principal or interest has become past due for 90 days or more. As of December 31, 1999 and 1998, the Fund had loan balances outstanding of $2.67 million and $1.6 million to borrowers that were carried on a non-accrual basis.

     In the 2nd quarter of Fiscal Year End June 30, 2000, the Company changed its method of accounting for its incentive management fee. The previous method was to record the incentive management fee as the Company became legally obligated. The new method is to record the fee based on the Companys current income. This change was made to more closely match the incentive fee to current performance. The new method has been applied to management incentive fee calculations of prior years. The $9,302,185 cumulative effect of the change on prior years is included in income of the three months ended September 30, 1999. The effect of the change on the three months ended December 31, 1999 was to decrease income before cumulative effect of a change in accounting principle $822,579 ($17.02 per share). The effect of the change on the six months ended December 31, 1999 was to decrease income before cumulative effect of a change in accounting principle $10,933,536 ($226.28) per share and net income $20,235,721 ($418.80 per share). The pro forma amounts reflect the effect of retroactive application on management incentive fees and the change in provisions for incentive compensation that would have been made in 1998 had the provisions for management incentive fees had been made in 1998. The effect of the change on the quarter ended Sept 30, 1999 was to decrease income before cumulative effect of a change in accounting principle $10,110,957 ($209.26 per share) to $37,000,894 ($765.78 per share) and net income $19,413,142 ($401.77 per share) to $27,698,709 ($573.26 per share).


Liquidity and Capital Resources --  December 31, 1999 and June 30, 1999

     Total capital committed to the purchase of shares pursuant to subscription agreements was approximately $46.6 million at December 31, 1999. As of December 31, 1999, 100% of committed capital was called to fund investments in venture loans and leases and to meet the Funds expenses.

     The Fund has in place a $30 million securitization debt facility to finance the acquisition of asset-based loans and leases. The principal balance is a 47-month term loan. Additional amounts can be drawn on the credit facility by a minimum of $5 million and in $1 million increments in excess thereof. As of December 31, 1999, $17.2 million was outstanding under this facility, compared with $22.9 million as of June 30, 1999. The Fund enters into interest rate swap transactions to hedge its interest rate on the debt facility. At December 31, 1999, the Fund had interest rate swap transactions outstanding with a total notional principal amount of $31.2 million. The effect of these swap transactions is to convert the variable LIBOR rate into a fixed rate on the contract notional value. The amortization schedule for each borrowing under the facility is expected to correspond to the amortization of the loans or leases acquired with the proceeds of each borrowing.

As of December 31, 1999, 19.25% of the Funds assets consisted of cash and cash equivalents, compared with 2% as of June 30, 1999. Cumulative amounts disbursed under the Funds loan commitments increased by approximately $1.0 million as of December 31, 1999 compared to June 30, 1999. Net loan amounts outstanding after amortization decreased by approximately $15.4 million. Unfunded commitments decreased by approximately $1.0 million.

================== ============== == =================== ======================
As of:              Amount             Principal     Balance        Unfunded
                    Disbursed          Amortization  Outstanding    Commitments

------------------ -------------------- -------- ------------- -----------------
December 31, 1999   $144.0 mil        $107.5 mil   $36.5 mil       $37.1 million
------------------ -------------------- -------- ------------------- -----------
June 30, 1999       $143.0 mil        $90.1 mil    $51.9 mil       $38.1 million
================== ==================== ======== =================== ===========
     Because venture loans and leases are privately negotiated transactions, investments in these assets are relatively illiquid.

     The Fund seeks to meet the requirements to qualify for the special pass-through status available to regulated investment companies (RICs) under the Internal Revenue Code, and thus to be relieved of federal income tax on that part of its net investment income and realized capital gains that it distributes to shareholders. To qualify as a RIC, the Fund must distribute to its shareholders for each taxable year at least 90% of its investment company taxable income (consisting generally of net investment income and net short-term capital gain) (Distribution Requirement). To the extent that the terms of the Funds venture loans provide for the receipt by the Fund of additional interest at the end of the loan term or the terms of venture leases provide for the receipt by the Fund of a purchase price for the asset at the end of the lease term (residual income), the Fund would be required to accrue such residual income over the life of the loan or lease, and to include such accrued income in its gross income for each taxable year even if it receives no portion of such residual income in that year. Thus, in order to meet the Distribution Requirement and avoid payment of income taxes or an excise tax on undistributed income, the Fund may be required in a particular year to distribute as a dividend an amount in excess of the total amount of income it actually receives. Those distributions will be made from the Fund's cash assets, from amounts received through amortization of loans or leases or from borrowed funds
Year 2000 Issue

     The Fund utilizes software and related information technologies that will be affected by the date change in the year 2000. The year 2000 issue exists because many computer systems and applications currently use two-digit date fields to designate a year. When the century date change occurs, certain date-sensitive systems may recognize the year 2000 as 1900, or not at all. This inability to recognize or properly treat the year 2000 may result in a systems failure or cause systems to process critical financial and operational information incorrectly. Additionally, many of the Funds customers and service providers use software and information technology that could also be affected by the date change.

     Although we have not, as yet, suffered material adverse consequences, we cannot assure you we are fully year 2000 compliant. Effects of the year 2000 problem may not yet have surfaced and could result in material adverse consequences in the future. We depend on third-party equipment and services that may not be year 2000 compliant. If year 2000 issues prevent transaction processing, our operations may be adversely affected by unanticipated expenses and exposure to litigation risks. Further, the spending and purchasing patterns of customers or potential customers may be affected by the year 2000 issue as individuals, corporations and government agencies expend significant resources to correct or update their current system for year 2000 compliance. We currently have no formal year 2000 contingency plan. Accordingly, our failure to provide year 2000 compliant solutions could result in financial loss, harm to our reputation and legal liability. The Funds contingency plan includes switching to vendors that are year 2000 compliant and utilizing backup systems that do not rely on computers. The steps the Fund is taking and intends to take do not guarantee complete success or eliminate the possibility that the Fund will not be adversely affected by the matters related to the year 2000.

PART II -- OTHER INFORMATION

Item 4.  Submission of Matters to a Vote of Security Holders

None

Item 6.  Exhibits

         Ex 18.0 Letter regarding change in accounting principle
         Ex 271 Financial Data Schedule





                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned duly authorized.
                                                 Venture Lending & Leasing, Inc.
                                                 Registrant

Date: February 14, 2000
                                                     Ronald W. Swenson
                                                     Chairman
                                                     [Chief Executive Officer]


Date: February 14, 2000
                                                     Salvador O. Gutierrez
                                                     President

Exhibit  18.0
February 11, 2000

Venture Lending & Leasing, Inc.

Re:  Form 10-Q Report for the quarter ended December 31, 1999

Gentlemen/Ladies:

This letter is written to meet the requirements of Regulation S-K calling for a letter from a registrant's independent accountants whenever there has been a change in accounting principle or practice.

We have been informed that, as of July 1, 1999 the Company changed its method of accounting for its incentive management fee. The previous method was to record the incentive management fee as the Company became legally obligated. The new method is to record the fee based on the Companys current income. According to the management of the Company, this change was made to more closely match the incentive fee to current performance.

A complete coordinated set of financial and reporting standards for determining the preferability of accounting principles among acceptable alternative principles has not been established by the accounting profession. Thus, we cannot make an objective determination of whether the change in accounting described in the preceding paragraph is to a preferable method. However, we have reviewed the pertinent factors, including those related to financial reporting, in this particular case on a subjective basis, and our opinion stated below is based on our determination made in this manner.

We are of the opinion that the Company's change in method of accounting is to an acceptable alternative method of accounting, which, based upon the reasons stated for the change and our discussions with you, is also preferable under the circumstances in this particular case. In arriving at this opinion, we have relied on the business judgment and business planning of your management.

We have not audited the application of this change to the financial statements of any period subsequent to June 30, 1999. Further, we have not examined and do not express any opinion with respect to your financial statements for the six months ended December 30, 1999.

     Very truly yours,

     ARTHUR ANDERSEN LLP