Form 10-Q
period 2000-03-31
VENTURE LENDING & LEASING INC
filed 2000-05-15
CIK 913570

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


[X]       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ending March 31, 2000


[ ]       TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________ to ______________


                        Commission file number 814-00132

                         VENTURE LENDING & LEASING, INC.
             (Exact Name of Registrant as specified in its charter)

          MARYLAND                                     13-3775187
-------------------------------                    -------------------
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
Yes  X   No
    ---    ---

          Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

       CLASS                        OUTSTANDING AS OF APRIL 10, 2000
----------------------------------  --------------------------------
Common Stock, $.001 par value                  48,318.58

                         VENTURE LENDING & LEASING, INC.

                                      INDEX

                                                                         PAGE NUMBER

PART I -- FINANCIAL INFORMATION

Item 1.  Financial Statements

                  Statement of Financial Position (Unaudited)                 3
                  March 31, 2000 and June 30, 1999

                  Statement of Operations (Unaudited)                         4
                  Three Months and Nine Months ended March 31, 2000 and
                  March 31, 1999

                  Statement of Changes in Shareholders Equity (Unaudited)     5
                  Nine Months ended March 31, 2000
                  and the Year ended June 30, 1999

                  Statement of Cash Flows (Unaudited)                         6
                  Nine Months ended March 31, 2000 and
                  March 31, 1999

                  Notes to Financial Statements                               7 - 11

Item 2.  Management's Discussion and Analysis of Financial                    12 - 14
                  Condition and Results of Operations

PART II -- OTHER INFORMATION

Item 4.  Submission of Matters to a Vote of Security Holders                  15

Item 6.  Exhibit                                                              15

SIGNATURES                                                                    15

                         VENTURE LENDING & LEASING, INC.

                  STATEMENTS OF FINANCIAL POSITION (UNAUDITED)


                                                                     March 31, 2000             June 30, 1999
                                                                -------------------------   -----------------------
ASSETS

Loans and leases, at estimated fair value
(Cost of $28,860,442 and $54,069,547)                                       $ 27,365,442              $ 50,068,324
Investments in securities, at estimated fair value
(Cost of $1,268,901 and $1,749,365)                                           13,266,905                29,767,030
Cash and cash equivalents                                                      7,039,896                 1,748,410
Other assets                                                                   1,273,304                   121,936
                                                                -------------------------   -----------------------

          Total assets                                                        48,945,547                81,705,700
                                                                =========================   =======================

LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities:
     Bank loans                                                               13,580,472                22,894,335
     Accrued management & incentive fees                                       7,117,942                   517,719
     Accounts payable and other accrued liabilities                              992,374                   239,662
                                                                -------------------------   -----------------------

          Total liabilities                                                   21,690,788                23,651,716
                                                                -------------------------   -----------------------

Shareholders' equity:
     Common stock, $.001 par value:
       Authorized - 100,000 shares
       Issued and outstanding - 48,318.58 Shares                                      49                        49
     Capital in excess of par value                                           46,641,051                46,641,051
     Distributions                                                          (230,818,078)              (43,050,082)
     Accumulated earnings                                                    211,431,737                54,462,966
                                                                -------------------------   -----------------------
          Total shareholders' equity                                          27,254,759                58,053,984
                                                                -------------------------   -----------------------

          Total liabilities and shareholders' equity                        $ 48,945,547              $ 81,705,700
                                                                =========================   =======================

         The accompanying notes are an integral part of these statements

                         VENTURE LENDING & LEASING, INC.

                      STATEMENTS OF OPERATIONS (UNAUDITED)


                                                              For the Three     For the Three      For the Nine      For the Nine
                                                              Months Ended      Months Ended       Months Ended      Months Ended
                                                             March 31, 2000    March 31, 1999     March 31, 2000    March 31, 1999
                                                        -------------------------------------------------------------------------
INVESTMENT INCOME:
       Interest on loans and leases                          $  1,342,571       $ 2,570,686       $  4,705,366       $ 9,088,170
       Interest on short-term investments                         196,397            60,516            435,344           160,076
                                                        -------------------------------------------------------------------------
          Total investment income                               1,538,968         2,631,202          5,140,710         9,248,246
                                                        -------------------------------------------------------------------------

EXPENSES:
      Management fees                                             304,252           412,305          1,811,162         1,388,002
      Interest expense                                            262,230           486,415            948,055         1,681,850
      Other operating expenses                                    143,927           154,945            607,495           458,345
                                                        -------------------------------------------------------------------------
          Total expenses                                          710,409         1,053,665          3,366,712         3,528,197
                                                        -------------------------------------------------------------------------
          Net investment income                                   828,559         1,577,537          1,773,998         5,720,049
                                                        -------------------------------------------------------------------------
Net change in unrealized gain from investment
transactions                                                  (23,271,439)         (100,672)       (13,368,438)       (1,821,404)
Net realized gain from investment transactions                 33,333,757           (20,000)       219,424,917         2,167,240
Incentive management fee                                       (2,177,969)                -        (41,559,521)                -
                                                        -------------------------------------------------------------------------
Income before cumulative effect of a change in
accounting principle                                         $  8,712,908       $ 1,456,865       $166,270,956       $ 6,065,885
Cumulative effect on prior years (To June 30, 1999)
of change in accounting principle (Note 5)                              -                 -         (9,302,185)                -
                                                        -------------------------------------------------------------------------
          Net Income                                         $  8,712,908       $ 1,456,865       $156,968,771       $ 6,065,885
                                                        =========================================================================
Amounts per common share:
Income before cumulative effect of a change in
accounting principle                                         $     180.32       $     30.15       $   3,441.14       $    125.54
Cumulative effect on prior years (To June 30,
1999) of change in accounting principle (Note 5)                        -                 -       $    (192.52)                -
                                                        -------------------------------------------------------------------------
          Net Income                                         $     180.32       $     30.15       $   3,248.62       $    125.54
                                                        =========================================================================
Weighted average shares outstanding                             48,318.58         48,318.58          48,318.58         48,318.58

Pro Forma amounts assuming the new method is applied
retroactively (Note 5)
          Net Income                                         $  8,712,908       $ 1,201,528       $166,270,956       $ 5,065,586
          Net Income per common share                        $     180.32       $     24.87       $   3,441.14       $    104.84

         The accompanying notes are an integral part of these statements

                         VENTURE LENDING & LEASING, INC.

            STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY (UNAUDITED)
                      FOR THE YEAR ENDED JUNE 30, 1999 AND
                         THE PERIOD ENDED MARCH 31, 2000

                                   COMMON STOCK           CAPITAL IN
                              ------------------------     EXCESS OF                             ACCUMULATED
                                 SHARES       AMOUNT       PAR VALUE        DISTRIBUTIONS         EARNINGS             TOTAL
                              ------------------------ ----------------- ------------------- ------------------  -----------------
BALANCE, JUNE 30, 1998            48,318.58       $49       $46,641,051        $(16,871,073)    $   21,293,223      $  51,063,250

     Distributions                                  -                 -         (26,179,009)                 -        (26,179,009)
     Net income                                     -                 -                   -         33,169,743         33,169,743
                              ------------------------ ----------------- ------------------- ------------------  -----------------
BALANCE, JUNE 30, 1999            48,318.58        49        46,641,051         (43,050,082)        54,462,966         58,053,984
                              ------------------------ ----------------- ------------------- ------------------  -----------------

     Distributions                                  -                 -        (187,767,996)                 -       (187,767,996)
     Net income                                     -                 -                   -        156,968,771        156,968,771
                              ------------------------ ----------------- ------------------- ------------------  -----------------
BALANCE, MARCH 31, 2000           48,318.58       $49       $46,641,051       $(230,818,078)    $  211,431,737      $  27,254,759
                              ======================== ===================================== ==================  =================

         The accompanying notes are an integral part of these statements

                         VENTURE LENDING & LEASING, INC.

                      STATEMENTS OF CASH FLOWS (UNAUDITED)

                                                                          For the Nine Months
                                                                            Ended March 31,            For the Nine Months
                                                                                 2000                  Ended March 31, 1999
                                                                       -------------------------   ---------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net income                                                                   $ 156,968,771                  $  6,065,885
     Adjustments to reconcile net income to net cash
     provided by (used in) operating activities:
     Amortization of deferred assests, net of additions                                  59,136                        72,250
     Net change in unrealized gain from investment transactions                      13,513,438                     1,821,404
     Net realized gain on investment transactions                                  (220,301,140)                   (2,167,240)
     Increase in other assets                                                        (1,204,277)                       84,814
     Increase (Decrease) in accounts payable and other accrued
     liabilities and management fees                                                  7,352,935                      (318,301)
                                                                       -------------------------   ---------------------------
Net cash provided by (used in) operating activities                                 (43,611,137)                    5,558,812
                                                                       -------------------------   ---------------------------
CASH FLOWS FROM INVESTING ACTIVITIES:
     Acquisition of loans and leases                                                 (1,114,267)                   (8,366,718)
     Principal payments on loans and leases                                          22,418,881                    27,852,912
     Proceeds from sale of securities                                               226,285,217                     4,367,865
     Acquisition of warrants and stock                                               (1,605,350)                      (73,309)
                                                                       -------------------------   ---------------------------
          Net cash provided by investing activities                                 245,984,481                    23,780,750
                                                                       -------------------------   ---------------------------
CASH FLOWS FROM FINANCING ACTIVITIES:
     Distributions to shareholders                                                 (187,767,996)                  (20,719,975)
     Loans from bank                                                                          -                     7,500,000
     Repayment of bank loans                                                         (9,313,862)                  (14,620,177)
                                                                       -------------------------   ---------------------------
          Net cash used in financing activities                                    (197,081,858)                  (27,840,152)
                                                                       -------------------------   ---------------------------
          Net increase in cash and cash equivalents                                   5,291,486                     1,499,410

CASH AND CASH EQUIVALENTS:
     Beginning of period                                                              1,748,410                     2,301,753
                                                                       -------------------------   ---------------------------
     End of period                                                                $   7,039,896                  $  3,801,163
                                                                       =========================   ===========================
CASH PAID DURING THE PERIOD FOR:
     Interest                                                                     $     952,452                  $  1,649,570
     Taxes                                                                        $           -                  $        800

        The accompanying notes are an integral part of these statements.

                         VENTURE LENDING & LEASING, INC.

                    NOTES TO FINANCIAL STATEMENTS (UNAUDITED)
                                 MARCH 31, 2000

1.  BASIS OF PRESENTATION

The accompanying condensed financial statements in Management's opinion, include all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of financial position and results of operations for interim periods. Certain information and note disclosures normally included in audited annual financial statements prepared in accordance with generally accepted accounting principles have been omitted; however, the Fund believes that the disclosures made are adequate to make the information presented not misleading. The interim results for the three months and nine months ended March 31, 2000 and 1999, are not necessarily indicative of the results for the full year. It is suggested that these financial statements be read in conjunction with the financial statements and the notes included in the Fund's Annual Report for the year ended June 30, 1999.

2.  SUMMARY OF INVESTMENTS:

Loans and leases generally are made to borrowers pursuant to commitments whereby the Fund commits to finance assets up to a specified amount for the term of the commitments, upon the terms and subject to the conditions specified by such commitment. The Fund's investments in loans and leases are entirely within the United States and are diversified among the industries shown below. The percentage of shareholders' equity (net assets) that each industry group represents is shown with the industry totals below. (The sum of the percentages does not equal 100 percent because the percentages are based on net assets as opposed to total loans and leases. Also, the sum of the percentages of net assets is greater than 100 percent due to the Fund's use of leverage (debt) as a means of financing investments.)

                                                                                                OUTSTANDING
INDUSTRY                                                                                     MARCH 31, 2000
------------------------------------------------------------------------------------------------------------
BIOTECH:
Biosys                                                                                        $     511,463
Ceres                                                                                               958,222
Desmos                                                                                               20,844
Gene Logic                                                                                          456,326
Protein Delivery                                                                                    143,554
Regen Biologics                                                                                     249,730
Telik                                                                                               244,743
                                                                                  --------------------------
         Total biotech (9.48%)                                                                    2,584,882
                                                                                  --------------------------

COMMUNICATION EQUIPMENT:
Cisco Systems                                                                                     1,921,835
mDiversity                                                                                          938,539
Optivision                                                                                          112,706
Yago Systems                                                                                         85,935
                                                                                  --------------------------
         Total communication equipment (11.22%)                                                   3,059,015
                                                                                  --------------------------



COMMUNICATIONS SERVICE PROVIDER:
Digital Generation Systems                                                                        1,501,166
Exodus Communications                                                                             1,661,872
iAsiaWorks                                                                                          273,409
                                                                                  --------------------------
         Total communications service provider (12.61%)                                           3,436,447
                                                                                  --------------------------

COMPUTERS AND PERIPHERALS:
Aptix Corporation                                                                                   321,786
Brocade Communications                                                                              327,338
Das Devices                                                                                         101,738
Headway Technologies                                                                              2,978,368
                                                                                  --------------------------
         Total computers and peripherals (13.68%)                                                 3,729,230
                                                                                  --------------------------

INTERNET:
Active Software                                                                                      78,585
Adforce                                                                                             818,548
Keynote Systems                                                                                     223,726
Netratings                                                                                          124,725
Visual Networks                                                                                     170,330
                                                                                  --------------------------
         Total internet (5.20%)                                                                   1,415,914
                                                                                  --------------------------

MEDICAL DEVICES:
Aerogen                                                                                             120,603
Ciphergen Biosystems                                                                                 19,972
Encelle                                                                                              75,010
Heartstent                                                                                           36,106
Integ                                                                                             2,479,056
Intratherapeutics                                                                                   948,654
Myelotec                                                                                            157,084
Oratec Interventions                                                                                 32,571
Spinal Concepts                                                                                     158,970
Survivalink                                                                                         326,004
Volumetrics Medical Imaging                                                                         296,763
                                                                                  --------------------------
         Total medical devices (17.06%)                                                           4,650,793
                                                                                  --------------------------

PHOTONICS:
Lightwave Microsystems                                                                              251,186
                                                                                  --------------------------
         Total photonics (0.92%)                                                                    251,186
                                                                                  --------------------------

SEMICONDUCTOR:
Equator Technologies                                                                                666,524
HotRail                                                                                             351,229
Icompression                                                                                         99,552


I-Cube                                                                                              407,165
Neomagic                                                                                             38,053
Quantum3D                                                                                            55,974
Sirf Technology                                                                                     419,853
Telecruz Technology                                                                                 323,314
Transmeta                                                                                         1,993,318
Zero-In Design Automation                                                                           182,681
                                                                                  --------------------------
         Total semiconductor (16.65%)                                                             4,537,663
                                                                                  --------------------------

SEMICONDUCTOR EQUIPMENT:
Abpac, Inc.                                                                                         595,537
                                                                                  --------------------------
         Total semiconductor equipment (2.19%)                                                      595,537
                                                                                  --------------------------

SOFTWARE:
Calico Technology                                                                                   165,729
Commerce One                                                                                        106,394
Documentum                                                                                          116,735
Mineshare                                                                                           219,324
Optimal Networks                                                                                    134,163
Persistence Software                                                                                 32,699
Personic Software                                                                                   336,378
Releasenow.com                                                                                       64,839
Rightpoint Software                                                                                 150,332
Solopoint                                                                                            15,496
Tenth Planet Exploration                                                                             73,842
Wink Communications                                                                                 254,180
                                                                                  --------------------------
         Total software (6.13%)                                                                   1,670,111
                                                                                  --------------------------

OTHER:
Larex                                                                                               337,288
Webvan                                                                                            1,097,376
                                                                                  --------------------------
         Total other (5.26%)                                                                      1,434,664
                                                                                  --------------------------

                                                                                  --------------------------
Total loans and leases                                                                         $ 27,365,442
                                                                                  --------------------------

The Fund provides asset-based financing primarily to start-up and emerging growth venture-capital-backed companies. As a result, the Fund is subject to general credit risk associated with such companies. At March 31, 2000, the Fund has unfunded commitments to borrowers of $38.1 million.

The Fund's investments in warrants and stock are entirely within the United States and are diversified among the following industries. The percentage of net assets that each industry group represents is shown with the industry totals:

                                                                                    PERCENTAGE OF
                   INDUSTRY                               WARRANTS AND STOCK         SHAREHOLDERS'
                                                                VALUE             EQUITY (NET ASSETS)
-----------------------------------------------------------------------------------------------------
     Biotechnology                                              $ 1,048,233                   3.85%
     Communications equipment                                     6,233,643                  22.87%
     Communications service provider                                229,625                   0.84%
     Computer and peripherals                                        80,000                   0.29%
     Internet                                                     1,194,474                   4.38%
     Medical devices                                                152,800                   0.56%
     Photonics                                                        9,600                   0.04%
     Software                                                     3,199,481                  11.74%
     Semiconductor                                                  120,500                   0.44%
     Semiconductor equipment                                         43,000                   0.16%
     Other                                                          955,549                   3.51%
                                                  -------------------------------------------------
Total warrants and stock value                                  $13,266,905                  48.68%
                                                  =================================================

Within the communications equipment segment, the Fund's holdings in Cisco Systems represented $6.2 million or 22.76% of net assets. No other security represented over 5% of net assets.


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


5.       CHANGE IN ACCOUNTING PRINCIPLE

In the 2nd quarter of Fiscal Year End June 30, 2000, the Company changed its method of accounting for its incentive management fee. The previous method was to record the incentive management fee as the Company became legally obligated. The new method is to record the fee based on the Company's current income. According to the management of the Company, this change was made to more closely match the incentive fee to current performance. The new method has been applied to management incentive fee calculations of prior years. The $9,302,185 cumulative effect of the change on prior years is included in income of the 3 months ended September 30, 1999. The effect of the change on the 3 months ended March 31, 2000 was to increase income by $13,422,031 ($277.78 per share). The effect of the change on the 9 months ended March 31, 2000 was to increase income before cumulative effect of a change in accounting principle $2,488,495 ($51.50 per share) and decrease net income $6,813,690 ($141.02 per share). The pro forma amounts reflect the effect of retroactive application on management incentive fees and the change in provisions for incentive compensation that would have been made in 1998 had the provisions for management incentive fees had been made in 1998. The effect of the change on the quarter ended September 30, 1999 was to decrease income before cumulative effect of a change in accounting principal $10,110,957 ($209.26 per share) to 37,000,894 ($765.78 per share) and net income $19,413,142 ($401.77 per share) to $27,698,709 ($573.26 per share).

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

         The Fund's shares of Common Stock, $.001 par value ("Shares") were sold to subscribers pursuant to capital calls made through August 1998. Total committed capital of $46.6 million has been fully funded as of March 31, 2000. The Fund has completed its investment period and will now focus on efficiently managing the Fund's portfolio. As of March 31, 2000, the Fund has distributed $230.8 million to its investors.

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


RESULTS OF OPERATIONS -- FOR THE THREE AND NINE MONTHS ENDED MARCH 31, 2000 AND 1999

         Total investment income for the three months ending March 31, 2000 and 1999 was $1.5 million and $2.6 million, respectively, of which $1.3 million and $2.6 million, consisted of interest on venture loans outstanding during the period. The remaining income consisted of interest on the temporary investment of cash, pending investment in venture loans and leases or application to the Fund's expenses. Total investment income for the nine month periods ending March 31, 2000 and 1999 was $5.1 million and $9.2 million, respectively, of which $4.7 million and $9.1 million, consisted of interest on venture loans outstanding during the period. The decrease in investment income reflects the decrease in loans & leases outstanding from March 31, 1999 to March 31, 2000.

         Expenses for the nine months ended March 31, 2000 and 1999 were $3.4 million and $3.5 million, respectively, resulting in net investment income of $1.8 million and $5.7 million, respectively. Interest expense declined during the nine months ended March 31, 2000 primarily reflecting the decrease in bank loans from $29.0 million on March 31, 1999 to $13.6 million on March 31, 2000. Management fees increased from $1.4 million for the nine months ended March 31, 1999 to $1.8 million for the nine months ended March 31, 2000 reflecting the increased asset base throughout the year upon which fees are calculated. The increase in the asset base reflected the increased value of the Fund's publicly traded securities. Expenses for the three months ended March 31, 2000 declined from the corresponding period in 1999 due to a decrease in ending assets and a decline in debt outstanding during the periods.

         The Fund experienced a reduction in unrealized gain from investment transactions of $13.4 million in the period ended March 31, 2000 as compared to a reduction of $1.8 million in the prior year. The Fund had $219.4 million of realized gains during the nine months ended March 31, 2000 as compared to $2.2 million in the same period in 1999. These gains were generated by sales and distributions of stock in several of the Fund's portfolio companies. Warrants with readily ascertainable market values are assigned a fair value based on the difference, if any, between the exercise price of the warrant and the fair value of the equity securities for which the warrant may be exercised, adjusted for illiquidity.

         Net income for the nine months ended March 31, 2000 increased to $157.0 million compared to $6.1 million for the period ended March 31, 1999. Year to date income before the cumulative effect on prior years of a change in accounting principle was $166.3 million as compared to $6.1 million in the previous year. On a per share basis, for the nine month period ended March 31, 2000 and 1999, net income before cumulative effect of a change in accounting principle was $3,441.14 and $125.54 respectively.

         In the 2nd quarter of Fiscal Year End June 30, 2000, the Company changed its method of accounting for its incentive management fee. The previous method was to record the incentive management fee as the Company became legally obligated. The new method is to record the fee based on the Company's current income. According to the management of the Company, this change was made to more closely match the incentive fee to current performance. The new method has been applied to management incentive fee calculations of prior years. The $9.3 million cumulative effect of the change on prior years is included in income of the 3 months ended September 30, 1999. The effect of the change on the 3 months ended March 31, 2000 was to increase income by $13.4 million ($277.78 per share). The effect of the change on the 9 months ended March 31, 2000 was to increase income before cumulative effect of a change in accounting principle $2.5 million ($51.50 per share) and decrease net income $6.8 million ($141.02 per share). The pro forma amounts reflect the effect of retroactive application on management incentive fees and the change in provisions for incentive compensation that would have been made in 1998 had the provisions for management incentive fees had been made in 1998. The effect of the change on the quarter ended September 30, 1999 was to decrease income before cumulative effect of a change in accounting principle $10.1 million ($209.26 per share) to $37 million ($765.78 per share) and net income $19.4 million ($401.77 per share) to $27.7 million ($573.26 per share).

LIQUIDITY AND CAPITAL RESOURCES --  MARCH 31, 2000 AND JUNE 30, 1999

         Total capital committed to the purchase of shares pursuant to subscription agreements was approximately $46.6 million at March 31, 2000. As of March 31, 2000, 100% of committed capital was called to fund investments in venture loans and leases and to meet the Fund's expenses.

         The Fund has in place a securitization debt facility to finance the acquisition of asset-based loans and leases. The principal balance is a 47-month term loan. Additional amounts can be drawn on the credit facility by a minimum of $5 million and in $1 million increments in excess thereof. As of March 31, 2000, $13.6 million was outstanding under this facility, compared with $22.9 million as of June 30, 1999. The Fund enters into interest rate swap transactions to hedge its interest rate on the debt facility. At March 31, 2000, the Fund had interest rate swap transactions outstanding with a total notional principal amount of $15.1 million. The effect of these swap transactions is to convert the variable LIBOR rate into a fixed rate on the contract notional value. The amortization schedule for each borrowing under the facility is expected to correspond to the amortization of the loans or leases acquired with the proceeds of each borrowing. As of March 31, 2000, 14.4% of the Fund's assets consisted of cash and cash equivalents, compared with 2% as of June 30, 1999. Cumulative amounts disbursed under the Fund's loan commitments increased by approximately $1.1 million as of March 31, 2000 compared to June 30, 1999. Net loan amounts outstanding after amortization decreased by approximately $22.7 million. Unfunded commitments decreased by approximately $1.1 million.

============================== ==================== ===================== =================== ======================
                                      Amount              Principal            Balance               Unfunded
As of:                               Disbursed            Reduction           Outstanding           Commitments
------------------------------ -------------------- --------------------- ------------------- ----------------------
March 31, 2000                 $144.1 million       $116.7 million        $27.4 million       $37.0 million
------------------------------ -------------------- --------------------- ------------------- ----------------------
June 30, 1999                  $143.0 million       $ 92.9 million        $50.1 million       $38.1 million
============================== ==================== ===================== =================== ======================

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

         27.      Financial Data Schedule

SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned duly authorized.

VENTURE LENDING & LEASING, INC.
(Registrant)

By:   /S/ RONALD W. SWENSON                 By:   /S/ SALVADOR O. GUTIERREZ
      ----------------------------                ----------------------------
Ronald W. Swenson                           Salvador O. Gutierrez
Chairman and Chief Executive Officer        President
Date:    May 15, 2000                       Date:    May 15, 2000