Form 10-K
period 2000-06-30
VENTURE LENDING & LEASING INC
filed 2000-09-28
CIK 913570

                  SECURITIES AND EXCHANGE COMMISSION
                        WASHINGTON, D.C. 20549

                             FORM 10-K

/X/           ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D)
                  OF THE SECURITIES EXCHANGE ACT OF 1934
                 FOR THE FISCAL YEAR ENDED JUNE 30, 2000

                                OR

/ /         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D)
                  OF THE SECURITIES EXCHANGE ACT OF 1934
            FOR THE TRANSITION PERIOD FROM _______ TO _______

                  Commission File Number 0-22618
                  VENTURE LENDING & LEASING, INC.
         (Exact name of registrant as specified in its charter)

                    Maryland                               13-3775187
------------------------------------------------     --------------------
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

     Indicate by check mark whether the registrant has (i) filed all reports required to be filed by Section 13 or 15(d) of the Securities and Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (ii) has been subject to such
filing requirements for the past 90 days:   Yes X  No
                                               ---   ---

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated be reference in Part II of this Form 10-K or any amendment to this Form 10-K:
           ---

As the registrant's shares are not publicly-traded, the aggregate market value of the voting stock held by non-affiliates of the registrant cannot be determined.

The number of shares outstanding of each of the issuer's classes of common stock, as of September 15, 2000 was 48,318.58.

                       DOCUMENTS INCORPORATED BY REFERENCE

DOCUMENT DESCRIPTION                                                   10-K PART
--------------------                                                   ---------
Specifically Identified Portions of the Registrant's Proxy Statement
for the Annual Meeting of Shareholders to be held November 15, 2000       III

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

     The Fund's shares of Common Stock, $.001 par value (`Shares") were sold to subscribers pursuant to capital calls made through August 8, 1997. Total committed capital of $46.6 million has been fully funded as of June 30, 2000.

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

ITEM 3.  LEGAL PROCEEDINGS.

     In December 1997, an alleged breach of contract case was filled against the Fund arising out of the Fund's refusal to fund a secured loan in September 1994 due to the borrower's failure to satisfy conditions precedent in the agreement, including, but not limited to, providing adequate security for the loan. The case was settled without a material effect on the fund.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     No matters were submitted to a vote of the Fund's security holders during the last quarter of the fiscal year ended June 30, 2000.

     The following are the executive officers of the Fund. All officers serve at the pleasure of the Board.

EXECUTIVE OFFICERS OF THE FUND

NAME AND POSITION WITH FUND         AGE       OCCUPATION DURING PAST FIVE YEARS
Ronald W. Swenson, Director,        55        President and Director, Westech Investment Advisors since 1994, and
Chairman and Chief Executive                  President and Director, Western Technology Investments since 1980.
Officer

Salvador O. Gutierrez, Director,    57        Senior Vice President and Director, Westech Investment Advisors
President                                     since 1994, and Senior Vice President, Western Technology Investment
                                              since 1987.

George W. Siguler, Executive Vice   53        Managing Director, Siguler Guff Advisers & affiliates since 1995;
President and Advisory Director               Managing Director of Mitchell Hutchins Institutional Investors from
                                              1991 to 1995. Director and President, Associated Capital Advisers, Inc.
                                              (investment management firm) from 1990 to 1991, Vice Chairman and a director of Monarch Capital Corporation (financial services holding company)
                                              from 1984 to 1991.

Brian R. Best, Vice President,      34        Vice President, Westech Investment Advisors since 1999; Associate,
CFO, and Secretary                            Westech Investment Advisors since 1997

Donald P. Spencer, Vice President   45        Managing Director, Siguler Guff Advisers and affiliates since 1995;
and Assistant Secretary                       Senior Vice President (and other positions), Mitchell Hutchins
                                              Institutional Investors and affiliates from 1989 to 1995.

PART II.

ITEM 5.  MARKET FOR REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER MATTERS.

     The Fund's Common Stock is not listed on any securities exchange, and all holders of the Fund's Common Stock are subject to agreements significantly restricting the transferability of their shares.

     The approximate number of holders of record of the Fund's Common Stock at September 15, 2000 was 52.

     The Fund has established a policy of declaring dividends on a quarterly basis, with the most recent dividend being paid on July 28, 2000 to holders of record on June 30, 2000, in the amount of $182.13 per share. See "Dividends and Distributions" under Item 1 for a description of the Fund's dividend policies.

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

                                                                  For the       For the       For the      For the      For the
                                                                 Year Ended    Year Ended    Year Ended   Year Ended   Year Ended
                                                                  June 30,      June 30,      June 30,     June 30,     June 30,
                                                                    2000          1999          1998         1997         1996
                                                                 ----------    ----------    ----------   ----------   ----------
Statement of Operations Data:
Investment Income:
       Interest on Loans and Leases                              $5,608,289   $11,545,419   $12,793,441   $7,314,618   $3,481,702
       Interest on Short - Term investments                         531,738       209,677       381,161      268,329      351,093
                                                                ------------ ------------- ------------- ------------ ------------
              Total Investment Income                             6,140,027    11,755,096    13,174,602    7,582,947    3,832,795

Expenses:

       Management Fee to Managers                                 2,138,686     1,905,721     2,307,014    1,438,118    1,159,189
       Interest Expense                                           1,123,283     2,136,991     2,928,409    1,701,039      895,269
       Other Expenses                                               728,139       638,121       564,975      341,791      191,417
                                                                ------------ ------------- ------------- ------------ ------------
              Total Expenses                                      3,990,108     4,680,833     5,800,398    3,480,948    2,245,875
                                                                ------------ ------------- ------------- ------------ ------------
Net Investment Income                                             2,149,919     7,074,263     7,374,204    4,101,999    1,586,920
Net Unrealized Gain (Loss) From Investment Transactions          (7,861,062)   21,910,372       (41,374)     865,498    1,308,016
Net Realized Gain From Investment Transactions                  230,101,137     4,185,108     4,993,372    1,463,670       22,134
Incentive Fee                                                   (44,871,425)            -             -            -            -
                                                                ------------ ------------- ------------- ------------ ------------
  Income before cumulative effect of change in accounting
   principle                                                    179,518,569    33,169,743    12,326,202    6,431,167    2,917,070

Cumulative effect on prior years of change in accounting
 principle                                                       (9,302,185)            -             -            -            -
                                                                ------------ ------------- ------------- ------------ ------------
Net Income                                                     $170,216,384   $33,169,743   $12,326,202   $6,431,167   $2,917,070
                                                                ============ ============= ============= ============ ============
Amounts Per Common Share:

  Income before cumulative effect of change in accounting
   principle                                                      $3,715.28       $686.47       $260.30      $212.22      $156.77
Cumulative effect on prior years of change in accounting
 principle                                                          (192.52)            -             -            -            -
                                                                ------------ ------------- ------------- ------------ ------------

Net Income Per Share:                                             $3,522.76       $686.47       $260.30      $212.22      $156.77
                                                                ============ ============= ============= ============ ============
Average Shares Outstanding                                           48,319        48,319        47,354       30,304       18,607
                                                                ============ ============= ============= ============ ============




                                                                   As of         As of         As of        As of        As of
                                                                  June 30,      June 30,      June 30,     June 30,     June 30,
                                                                    2000          1999          1998         1997         1996
                                                                 ----------    ----------    ----------   ----------   ----------
Balance Sheet Data:
Total Assets                                                    $52,182,571   $81,705,700   $88,489,083  $71,848,759  $35,205,347
Bank Loans                                                       $8,292,805   $22,894,335   $36,114,059  $30,000,000  $14,738,460


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

RESULTS OF OPERATIONS -- YEARS ENDED JUNE 30, 2000 AND 1999

     Total investment income for the years ended June 30, 2000 and 1999 was $6.1 million and $11.8 million, respectively, of which $5.6 million and $11.5 million, respectively, consisted of interest on venture loans outstanding. Remaining income consisted of interest on the temporary investment of cash, pending investment in venture loans and leases, distributions to shareholders or application to the Fund's expenses. The decrease in investment income primarily reflects the decrease in loans & leases outstanding from approximately $50.1 million as of June 30, 1999 to approximately $20.1 million as of June 30, 2000.

     Expenses for the years ended June 30, 2000 and 1999 were $4.0 million and $4.7 million, respectively, resulting in net income prior to cumulative effect of change in accounting principle of $179.5 million and $33.2 million respectively and net income of $170.2 million and $33.2 million respectively. Interest expense declined during the year ended June 30, 2000 primarily reflecting the decrease in bank loans from $22.9 million on June 30, 1999 to $8.3 million on June 30, 2000. Management fees increased from $1.9 million for the year ended June 30, 1999 to $2.1 million for the year ended June 30, 2000 reflecting an increased asset base upon which fees are calculated for the period.

     The Fund's policy is to place a loan on nonaccrual status when either principal or interest has become past due for 90 days or more. When a loan is placed on nonaccrual status, all interest previously accrued but not collected is reversed. As of June 30, 2000 and 1999, the Fund had loan balances outstanding of $2.6 million and $7.8 million to borrowers that were carried on a nonaccrual basis. Foregone interest income on nonaccrual loans for the years ended June 30, 2000 and 1999 was $259,000 and $307,000 respectively.

The most significant factor effecting net income for the year ended June 30, 2000 was realized gain of the Fund's publicly traded stock and warrant portfolio of $230.1 million. These realized gains were a combination of the realization of previously unrealized gains from the year ended June 30, 1999 as well as the realization of additional gains from sales of securities.

The fund had a decrease in unrealized gains from investment transactions of $7.9 million. The decrease in unrealized gains of the Fund's portfolio was primarily attributable to the realization of previously unrealized gains of the Fund's warrants to purchase stock in equity securities. Included in the unrealized gain from investment transactions for the year ended June 30, 2000, is a reduction of unrealized loss on loans and leases of $2.1 million resulting from the write off of several loans.

     Warrants with readily ascertainable market values are assigned a fair value based on the difference, if any, between the exercise price of the warrant and the fair value of the equity securities for which the warrant may be exercised, adjusted for illiquidity.

     On a per share basis, for the years ended June 30, 2000 and 1999 net income before cumualative effect of change in accounting principle was $3,715 and $686 respectively, and net income was $3,523 and $686 respectively.

LIQUIDITY AND CAPITAL RESOURCES -- JUNE 30, 2000 AND JUNE 30, 1999

     Total capital committed to the purchase of Shares pursuant to subscription agreements was approximately $46.6 million at June 30, 2000 and 1999. As of June 30, 2000 and 1999, 100% of this committed capital was called to fund investments in venture loans and leases and to meet the Fund's expenses.

     The Fund had in place a $8.5 million and $30.0 million securitization debt facility to finance the acquisition of asset-based loans and leases as of June 30, 2000 and 1999 respectively. The principal balance is a 47-month term loan. As of June 30, 2000, $8.3 million was outstanding under this facility, compared with $22.9 million as of June 30, 1999. The Fund enters into interest rate swap transactions to hedge its interest rate on the debt facility. At June 30, 2000, the Fund had interest rate swap transactions outstanding with a total notional principal amount of $10.7 million. The effect of these swap transactions is to convert the variable LIBOR rate into a fixed rate on the contract notional value. The amortization schedule for each borrowing under the facility is expected to correspond to the amortization of the loans or leases acquired with the proceeds of each borrowing.

     As of June 30, 2000, 21% of the Fund's assets consisted of cash and cash equivalents, compared with 2% as of June 30, 1999. The Fund continued to invest its assets in venture loans and leases during the year. Cumulative amounts disbursed under the Fund's loan commitments increased by approximately $1.4 million during the year ended June 30, 2000. Net loan amounts outstanding after amortization decreased by approximately $30.0 million. Unfunded commitments decreased by approximately $1.3 million.

============================== ==================== ===================== =================== ======================
Year Ending                     Amount Disbursed         Principal              Balance             Unfunded
                                                        Amortization          Outstanding         Commitments
------------------------------ -------------------- --------------------- ------------------- ----------------------
June 30, 2000                  $144.4 million       $124.3 million        $20.1 million       $36.8 million
------------------------------ -------------------- --------------------- ------------------- ----------------------
June 30, 1999                  $143.0 million       $88.9 million         $50.1 million       $38.1 million
============================== ==================== ===================== =================== ======================

     Because venture loans and leases are privately negotiated transactions, investments in these assets are relatively illiquid. It is the company's experience that not all unfunded commitments will be used by borrowers.

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

QUARTERLY RESULTS - JUNE 30, 2000 (UNAUDITED)

                                                                        Three Months Ended
                                               September 30,      December 31,        March 31,           June 30,
                                                    1999              1999               2000               2000
                                             -----------------  ----------------  -----------------  -----------------
Investment Income:
   Interest on Loans and Leases                     $1,817,832        $1,544,963         $1,342,571           $902,923
   Interest on Short-Term Investments                   36,062           202,885            196,397             96,394
                                                   ------------      ------------       ------------       ------------
       Total Investment Income                       1,853,894         1,747,848          1,538,968            999,317
                                                   ------------      ------------       ------------       ------------
Expenses:
   Management Fee to the Managers                      729,015           777,895            304,252            327,524
   Interest Expense                                    373,565           312,260            262,230            175,228
   Other Expense                                       326,447           137,120            143,927            120,645
                                                   ------------      ------------       ------------       ------------
      Total Expenses                                 1,429,027         1,227,275            710,409            623,397
                                                   ------------      ------------       ------------       ------------
Net Investment Income                                 $424,867          $520,573           $828,559           $375,920
Net Unrealized Gain (Loss) From
Investment Transactions                             24,109,454       (14,206,453)       (23,271,439)         5,507,376
Net Realized Gain From Investment                   22,577,529       163,513,630         33,333,757         10,676,221
Transactions
Management Incentive Fee                           (10,110,957)      (29,270,596)        (2,177,969)        (3,311,903)
                                                   ------------      ------------       ------------       ------------
   Net Income before cumulative effect              37,000,893       120,557,154          8,712,908         13,247,614
ofchange in accounting principle
   Cumulative effect of change in                   (9,302,185)                -                  -                  -
accounting principle                               ------------      ------------       ------------       ------------

Net Income                                          27,698,708       120,557,154          8,712,908         13,247,614
                                                   ============      ============       ============       ============
Net Income  Per Share                                  $573.25         $2,495.05            $180.32            $274.17
                                                   ============      ============       ============       ============
Average Shares Outstanding                           48,318.58         48,318.58          48,318.58          48,318.58
                                                   ============      ============       ============       ============

QUARTERLY RESULTS - JUNE 30, 1999 (UNAUDITED)

                                                                       Three Months Ended
                                               September 30,      December 31,        March 31,          June 30,
                                                    1998              1998               1999              1999
                                             -----------------  ----------------  -----------------  -----------------
Investment Income:

   Interest on Loans and Leases                     $3,281,955        $3,235,529         $2,570,686        $2,459,559
   Interest on Short -Term Investments                  45,516            54,044             60,516            47,291
                                                    -----------       -----------        -----------      ------------
       Total Investment Income                       3,327,471         3,289,573          2,631,202         2,506,850
                                                    -----------       -----------        -----------      ------------
Expenses:
   Management Fee to the Managers                      514,712           460,986            412,305           517,719
   Interest Expense                                    633,602           561,833            486,415           455,141
   Other Expense                                       147,405           155,938            154,945           179,775
                                                    -----------       -----------        -----------      ------------
      Total Expenses                                 1,295,719         1,178,757          1,053,665         1,152,635
                                                    -----------       -----------        -----------      ------------
Net Investment Income                               $2,031,752        $2,110,816         $1,577,537        $1,354,215
Net Unrealized Gain (Loss) From Investment
Transactions                                        (1,105,401)       (2,201,514)          (100,672)       25,317,959
Net Realized Gain (Loss) From Investment
Transactions                                          (129,699)        3,903,122            (20,000)          431,685
                                                    -----------       -----------        -----------      ------------
Net Income                                            $796,652        $3,812,424         $1,456,865       $27,103,859
                                                    ===========       ===========        ===========      ============
Net Income  Per Share                                   $16.49            $78.90             $30.15           $560.93
                                                    ===========       ===========        ===========      ============
Average Shares Outstanding                              48,319            48,319             48,319            48,319
                                                    ===========       ===========        ===========      ============

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

         See Item 14

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         Not applicable.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The information required by this item is contained in part under the caption "Executive Officers of the Fund" in Part I hereof, and the remainder is contained in the Fund's Proxy Statement for the Annual Meeting of Shareholders to be held November 15, 2000 ("2000 Proxy Statement") under the caption "Proposal 1 -- To Elect Seven Directors of the Fund" and is incorporated herein by reference.

ITEM 11. EXECUTIVE COMPENSATION

     The information required by this item is contained in the Fund's 2000 Proxy Statement under the caption "Proposal 1 -- To Elect eight Directors of the Fund" and is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The information required by this item is contained in the Fund's 2000 Proxy Statement under the caption "Annex A -- Beneficial Ownership of Fund Shares" and is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The information required by this item is contained in the Fund's 2000 Proxy Statement under the captions: "Other Information -- Managers" and is incorporated herein by reference.

PART IV.

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)      INDEX TO FINANCIALS STATEMENTS AND FINANCIAL STATEMENT SCHEDULES

                                                                                                             PAGE
                                                                                                             ----
Report of Independent Public Accountants                                                                      13

Statement of Financial Position as of June 30, 2000 and 1999                                                  14

Statement of Operations for the Years Ended June 30, 2000 and 1999                                            15

Statement of Changes in Shareholders' Equity for the Years Ended June 30, 2000 and 1999                       16

Statement of Cash Flows for the Years Ended June 30, 2000 and 1999                                            17

Notes to Financial Statements                                                                                 18

Financial Statement Schedules for the Years Ended June 30, 2000 and 1999 included in Item 14(d):

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

REPORTS ON FORM 8-K

     The Fund filed no reports on Form 8-K with the Commission during the fiscal quarter ended June 30, 2000.

                             SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

VENTURE LENDING & LEASING II, INC.
(Registrant)

By: /S/ Ronald W. Swenson                        By: /S/ Brian R. Best
   ------------------------------------              ---------------------------
   Ronald W. Swenson                                 Brian R. Best
   Chairman and Chief Executive Officer              Chief Financial Officer
   Date: September 28, 2000                          Date: September 28, 2000

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

                NAME                                       TITLE                      DATE
By: /S/ John F. Cogan                                     Director              September 28, 2000
    -----------------------------------
    John F. Cogan

By: /S/ J. Michael Egan                                   Director              September 28, 2000
    -----------------------------------
    J. Michael Egan

By: /S/ Salvador O. Gutierrez                       President & Director        September 28, 2000
    -----------------------------------
    Salvador O. Gutierrez

By: /S/ Scott C. Malpass                                  Director              September 28, 2000
    -----------------------------------
    Scott C. Malpass

By: /S/ Roger V. Smith                                    Director              September 28, 2000
    -----------------------------------
    Roger V. Smith

By: /S/ Arthur C. Spinner                                 Director              September 28, 2000
    -----------------------------------
    Arthur C. Spinner

By: /S/ Ronald W. Swenson                              CEO & Director           September 28, 2000
    -----------------------------------
    Ronald W. Swenson

By: /S/ George H. Von Gehr                                Director              September 28, 2000
    -----------------------------------
    George H. Von Gehr


VENTURE LENDING & LEASING, INC.

Financial Statements
As of June 30, 2000 and 1999
Together with Report of Independent Public Accountants

                REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Shareholders of
Venture Lending & Leasing, Inc.:

We have audited the accompanying statements of financial position of Venture Lending & Leasing, Inc. (a Maryland corporation) as of June 30, 2000 and 1999, and the related statements of operations, changes in shareholders' equity and cash flows for the years then ended. These financial statements are the responsibility of the Fund's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Venture Lending & Leasing, Inc. as of June 30, 2000 and 1999, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States.

As explained in Note 11 to the financial statements, effective October 1, 1999, the Fund changed its method of accounting for incentive management fees.

San Francisco, California,
   August 23, 2000

                       VENTURE LENDING & LEASING, INC.

                       STATEMENTS OF FINANCIAL POSITION
                         AS OF JUNE 30, 2000 AND 1999

                                                                                               2000              1999
                                                                                         ----------------  ----------------
                                        ASSETS

Loans and leases, at estimated fair value (cost of $22,072,985 and $54,069,547 in 2000
   and 1999, respectively)                                                                  $  20,127,985     $  50,068,324
Investments in securities, at estimated fair value (cost of $1,271,145 and $1,749,365
   in 2000 and 1999, respectively)                                                             19,371,525        29,767,030
Cash and cash equivalents                                                                      11,121,890         1,748,410
Other assets                                                                                    1,561,171           121,936
                                                                                         ----------------  ----------------
                Total assets                                                                $  52,182,571     $  81,705,700
                                                                                         ================  ================

                         LIABILITIES AND SHAREHOLDERS' EQUITY

Liabilities:

   Bank loans                                                                               $   8,292,805     $  22,894,335
   Accrued management and incentive fees                                                        8,934,282           517,719
   Accounts payable and other accrued liabilities                                                 533,523           239,662
                                                                                         ----------------  ----------------
                Total liabilities                                                              17,760,610        23,651,716
                                                                                         ----------------  ----------------
Shareholders' equity:
   Common stock, $.001 par value:

     Authorized--100,000,000 shares

     Issued and outstanding--48,318.58 shares as of June 30, 2000 and 1999                             49                49
   Capital in excess of par value                                                              46,641,051        46,641,051
   Accumulated distributions                                                                 (236,898,489)      (43,050,082)
   Accumulated earnings                                                                       224,679,350        54,462,966
                                                                                         ----------------  ----------------
                Total shareholders' equity                                                     34,421,961        58,053,984
                                                                                         ----------------  ----------------
                Total liabilities and shareholders' equity                                  $  52,182,571     $  81,705,700
                                                                                         ================  ================

     The accompanying notes are an integral part of these statements.

                       VENTURE LENDING & LEASING, INC.

                          STATEMENTS OF OPERATIONS
                  FOR THE YEARS ENDED JUNE 30, 2000 AND 1999

                                                                                                2000              1999
                                                                                          ----------------  ---------------
INVESTMENT INCOME:

   Interest on loans and leases                                                              $   5,608,289     $ 11,545,419
   Interest on short-term investments                                                              531,738          209,677
                                                                                          ----------------  ---------------
                Total investment income                                                          6,140,027       11,755,096
                                                                                          ----------------  ---------------
EXPENSES:

   Management fees                                                                               2,138,686        1,905,721
   Interest expense                                                                              1,123,283        2,136,991
   Other operating expenses                                                                        728,139          638,121
                                                                                          ----------------  ---------------
                Total expenses                                                                   3,990,108        4,680,833
                                                                                          ----------------  ---------------
                Net investment income                                                            2,149,919        7,074,263
NET CHANGE IN UNREALIZED GAIN (LOSS) FROM INVESTMENTS                                           (7,861,062)      21,910,372
NET REALIZED GAIN FROM INVESTMENTS                                                             230,101,137        4,185,108
INCENTIVE FEE                                                                                  (44,871,425)               -
                                                                                          ----------------  ---------------
                Income before cumulative effect of a change in accounting principle            179,518,569       33,169,743
CUMULATIVE EFFECT ON PRIOR YEARS OF CHANGE IN ACCOUNTING PRINCIPLE (Note 11)                    (9,302,185)               -
                                                                                          ----------------  ---------------
                Net income                                                                   $ 170,216,384     $ 33,169,743
                                                                                          ================  ===============

AMOUNTS PER COMMON SHARE:

   Income before cumulative effect of a change in accounting principle                           $3,715.28          $686.47
   Cumulative effect on prior years of change in accounting principle (Note 11)                    (192.52)               -
                                                                                          ----------------  ---------------
                Net income                                                                       $3,522.76          $686.47
                                                                                          ================  ===============

WEIGHTED AVERAGE SHARES OUTSTANDING                                                                 48,319           48,319
                                                                                          ================  ===============

PRO FORMA AMOUNTS ASSUMING THE NEW METHOD IS APPLIED RETROACTIVELY (Note 11):

     Net income                                                                             $  179,518,569    $  23,867,558
     Net income per common share                                                                 $3,715.28          $493.96

     The accompanying notes are an integral part of these statements.

                       VENTURE LENDING & LEASING, INC.

                STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
                  FOR THE YEARS ENDED JUNE 30, 2000 AND 1999


                                     COMMON STOCK         CAPITAL IN
                                -----------------------   EXCESS OF                          ACCUMULATED
                                   SHARES     AMOUNT      PAR VALUE         DISTRIBUTIONS      EARNINGS             TOTAL
                                -----------------------   -------------    --------------    -------------    ---------------
BALANCE, JUNE 30, 1998           48,318.58     $ 49       $ 46,641,051      $ (16,871,073)   $  21,293,223     $   51,063,250
   Distributions                         -        -                  -        (26,179,009)               -        (26,179,009)
   Net income                            -        -                  -                  -       33,169,743         33,169,743
                                -----------------------   --------------   --------------    -------------    ---------------
BALANCE, JUNE 30, 1999           48,318.58       49         46,641,051        (43,050,082)      54,462,966         58,053,984
   Distributions                         -        -                  -       (193,848,407)               -       (193,848,407)
   Net income                            -        -                  -                  -      170,216,384        170,216,384
                                -----------------------   --------------   --------------    -------------    ---------------
BALANCE, JUNE 30, 2000           48,318.58     $ 49       $ 46,641,051     $ (236,898,489)   $ 224,679,350     $   34,421,961
                                =======================   ==============   ==============    ===============  ===============

     The accompanying notes are an integral part of these statements.

                                         VENTURE LENDING & LEASING, INC.

                                            STATEMENTS OF CASH FLOWS
                                   FOR THE YEARS ENDED JUNE 30, 2000 AND 1999

                                                                                              2000                1999
                                                                                        -----------------   ----------------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income                                                                              $  170,216,384      $  33,169,743
   Adjustments to reconcile net income to net cash provided by (used in)
     operating activities:
       Amortization of deferred assets, net of additions                                           79,643             91,574
       Net realized gain from investments                                                    (230,101,137)        (4,185,108)
       Net change in unrealized gain from investments                                           7,861,062        (21,910,372)
       Decrease (increase) in other assets                                                     (1,512,650)             1,961
       Net increase (decrease) in accounts payable and other accrued liabilities                8,710,424           (555,370)
                                                                                        -----------------   ----------------
                Net cash provided by (used in) operating activities                           (44,746,274)         6,612,428
                                                                                        -----------------   ----------------
CASH FLOWS FROM INVESTING ACTIVITIES:

   Acquisition of loans and leases                                                             (2,201,681)        (9,130,095)
   Principal payments on loans and leases                                                      29,565,531         37,067,577
   Acquisition of warrants and stock                                                           (1,934,538)           (72,559)
   Proceeds from sale of securities                                                           167,768,855          4,368,039
                                                                                        -----------------   ----------------
                Net cash provided by investing activities                                     193,198,167         32,232,962
                                                                                        -----------------   ----------------
CASH FLOWS FROM FINANCING ACTIVITIES:

   Cash distributions to shareholders                                                        (124,476,884)       (26,179,009)
   Loan from bank                                                                                       -          8,500,000
   Repayment of bank loan                                                                     (14,601,529)       (21,719,724)
                                                                                        -----------------   ----------------
                Net cash used in financing activities                                        (139,078,413)       (39,398,733)
                                                                                        -----------------   ----------------
                Net increase (decrease) in cash and cash equivalents                            9,373,480           (553,343)
CASH AND CASH EQUIVALENTS:
   Beginning of year                                                                            1,748,410          2,301,753
                                                                                        -----------------   ----------------
   End of year                                                                             $   11,121,890      $   1,748,410
                                                                                        =================   ================

CASH PAID DURING THE YEAR FOR INTEREST                                                     $    1,140,656      $   2,028,607

NONCASH TRANSACTIONS: Distributions of investment securities to shareholders                   69,371,523                  -

     The accompanying notes are an integral part of these statements.

                       VENTURE LENDING & LEASING, INC.

                       NOTES TO FINANCIAL STATEMENTS

1. ORGANIZATION AND OPERATIONS OF THE COMPANY:

Venture Lending & Leasing, Inc. (the Fund) was incorporated in Maryland on September 29, 1993, as a nondiversified, closed-end management investment company electing status as a business development company under the Investment Company Act of 1940. The purpose of the Fund is to provide asset-based financing to venture-capital-backed companies in the form of secured loans, installment sales contracts, or equipment leases. Prior to commencing its operations on July 5, 1994, the Fund had no operations other than the sale to Mitchell Hutchins Institutional Investors, Inc. (Mitchell Hutchins), which is an indirect wholly owned subsidiary of PaineWebber Group Inc., of one share of common stock, $.001 par value, for $1,000. As of June 30, 2000, the Fund meets the requirements, including diversification requirements, to qualify as a regulated investment company (RIC) under the Internal Revenue Code of 1986.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

BASIS OF ACCOUNTING

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

CASH AND CASH EQUIVALENTS

Cash and cash equivalents consist of cash on hand, demand deposits in banks, and repurchase agreements with original maturities of 90 days or less.

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

Substantially all of the Fund's investment securities are warrants and stock. Most of the Fund's securities are restricted and cannot be sold publicly without prior agreement with the issuer to register the securities under the Securities and Exchange Act of 1933 (the 1933 Act) or by selling the securities under Rule 144 or other rules under the 1933 Act, which permit only limited sales under specified conditions.

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

Restricted equity securities for which a public market exists are valued at a discount with reference to the market price for unrestricted equity securities of the same issuers. The discount for these equity securities takes into consideration the following factors: the nature of the market in which the securities are traded, the existence and terms of any registration rights, the proportion of the issuer's securities held by the Fund, and other factors that may affect their fair value. As the restriction period and other restrictive factors decrease, the discount applied to the securities also decreases.

NONACCRUAL LOANS

The Fund's policy is to place a loan on nonaccrual status when either principal or interest has become past due for 90 days or more. When a loan is placed on nonaccrual status, all interest previously accrued but not collected is reversed for the quarter in which the loan was placed on nonaccrual status. Any uncollected interest related to quarters prior to when the loan was placed on nonaccrual status is added to the principal balance, and the aggregate balance of the principal and interest is evaluated in accordance with the valuation of loans and leases.

Loans classified as nonaccrual amounted to $2,589,594 and $7,760,147 at June 30, 2000 and 1999, respectively. If interest on these loans had been accrued, such income would have been $259,240 and $306,990 in 2000 and 1999, respectively.

COMMITMENT FEES

Unearned income and commitment fees on loans and leases are recognized using the effective-interest method over the term of the loan or lease. Commitment fees are carried as liabilities when received for commitments upon which no draws have been made. When the first draw is made, the fee is included in unearned income and is recognized as described above.

INTEREST RATE SWAPS

The Fund enters into interest rate swap transactions to manage interest rate exposures on its debt. Net interest receivable or payable on the swap transactions is included in interest expense. Gains or losses that result from the early termination of swap agreements are deferred and amortized over the remaining term of the associated debt as additional interest expense. Interest rate swaps that do not qualify as hedges are marked to market.

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

RECLASSIFICATIONS

Certain amounts in the prior year financial statements have been reclassified to conform with the current financial statement presentation. These reclassifications had no impact on previously reported net income or shareholders' equity.

3. SUMMARY OF INVESTMENTS:

Loans and leases generally are made to borrowers pursuant to commitments whereby the Fund commits to finance the borrower up to a specified amount for the term of the commitments, upon the terms and subject to the conditions specified by such commitment. As of June 30, 2000 and 1999, the Fund's investments in loans and leases are entirely within the United States and are diversified among the following industries. The percentage of net assets (shareholders' equity) that each industry group represents is shown with the industry totals. (The sum of the percentages does not equal 100 percent because the percentages are based on net assets as opposed to total loans and leases.)

                                                                               2000             1999
                                                                         ---------------  ---------------
Biotechnology:

   Biosys, Inc.                                                           $     10,677    $  1,411,463
   Ceres, Inc.                                                                 892,999       1,127,006
   Desmos, Inc.                                                                      -          81,893
   Gene Logic, Inc.                                                            392,260         634,829
   Nobex (Protein Delivery, Inc.)                                              327,277         174,398
   Regen Biologics, Inc.                                                       133,642         577,041
   Telik, Inc.                                                                  41,522         566,176
                                                                         ---------------  --------------
           Total biotechnology (5.2% and 7.9% of net assets)                 1,798,377       4,572,806
                                                                         ---------------  --------------
Communications equipment:

   Brocade Communications, Inc.                                                170,697         801,572
   Cisco Systems (Cerent)                                                    1,250,683       3,307,806
   Juniper Networks, Inc.                                                            -       1,722,781
   MDiversity (Silicon Wireless, Inc.)                                         843,829       1,204,082
   Socket Communications, Inc.                                                       -          12,672
   Yago Systems, Inc                                                            58,344         178,653
                                                                         ---------------  --------------
           Total communications equipment (6.8% and 12.4%)                   2,323,553       7,227,566
                                                                         ---------------  --------------

                                                                               2000             1999
                                                                         ---------------  ---------------
Communications service providers:

   Digital Generation Systems, Inc.                                       $          -    $  2,844,021
   Exodus Communications, Inc.                                               1,310,286       2,555,795
   IAsia Works (Aunet Corporation)                                             237,033         371,196
                                                                         ---------------  --------------
           Total communications service providers (4.5% and 9.9%)            1,547,319       5,771,012
                                                                         ---------------  --------------
Computer and peripherals:

   Applied Magnetics Corporation (DAS Devices)                                 101,738       1,608,114
   Aptix Corporation                                                           253,647         510,569
   Headway Technologies, Inc.                                                2,450,560       3,940,226
   Quantum 3D                                                                   43,832          88,865
   Svision, Inc.                                                                     -         240,542
                                                                         ---------------  --------------
           Total computer and peripherals (8.3% and 11.0%)                   2,849,777       6,388,316
                                                                         ---------------  --------------
Internet:

   Active Software, Inc.                                                        59,308         162,257
   Adforce, Inc.                                                               668,226       1,234,440
   Keynote Systems Incorporated                                                165,218         361,757
   Netratings, Inc.                                                            113,138         151,292
   Visual Networks (Inverse Network Technology)                                147,632         233,082
                                                                         ---------------  --------------
           Total internet (3.4% and 3.7%)                                    1,153,522       2,142,828
                                                                         ---------------  --------------
Medical devices:

   Aerogen, Inc.                                                                89,465         206,987
   Ciphergen Biosystems                                                              -         136,489
   Emed                                                                              -          84,917
   Encelle, Inc.                                                                41,609         190,892
   Heartstent Corporation                                                       32,836         118,241
   Integ Incorporated                                                        2,044,483       3,477,099
   Intratherapeutics, Inc.                                                     839,736         741,494
   Myelotec, Inc.                                                              138,433         208,523
   Oratec Interventions, Inc.                                                   21,982         133,067
   Spinal Concepts, Inc.                                                       143,808         201,122
   Survivalink Corporation                                                     284,910         440,648
   Volumetrics Medical Imaging Inc.                                            296,764         338,211
                                                                         ---------------  --------------
           Total medical devices (11.4% and 10.8%)                           3,934,026       6,277,690
                                                                         ---------------  --------------
Photonics:

   Lightwave Microsystems Corporation                                          164,943         458,785
                                                                         ---------------  --------------
                Total photonics (0.5% and 0.8%)                                164,943         458,785
                                                                         ---------------  --------------
Semiconductor equipment:

   Abpac                                                                       145,540       1,093,724
                                                                         ---------------  --------------
                Total semiconductor equipment (0.4% and 1.9%)                  145,540       1,093,724
                                                                         ---------------  --------------
Semiconductors:

   Dynachip Corporation                                                              -       1,120,321
   Equator Technologies, Inc.                                                  492,218       1,455,978
   i-Compression, Inc.                                                          85,830         137,306
   I-Cube, Inc.                                                                345,797         684,486
   Neomagic Corporation                                                         20,908         236,372
   Hot Rail, Inc. (Poseidon Technology, Inc.)                                  307,732         471,663
   Sirf Technology                                                             363,956         575,512
   Telecruz Technology, Inc.                                                   285,378         429,215
   Transmeta Corporation                                                     1,697,199       2,679,657
                                                                         ---------------  --------------
           Total semiconductors (10.5% and 13.4%)                            3,599,018       7,790,510
                                                                         ---------------  --------------

                                                                               2000             1999
                                                                         ---------------  ---------------
Software:

   0-In Design Automation, Inc.                                           $    146,806    $    281,659
   Calico Technology, Inc.                                                      54,360         357,147
   Commerce One, Inc.                                                           60,613         213,156
   Comps.com, Inc.                                                                   -       1,567,166
   Documentum                                                                   88,381         195,142
   E.piphany (Rightpoint Software, Inc.)                                        91,983         341,471
   Mineshare Corporation                                                       200,292         309,578
   Optimal Networks Corporation                                                 83,410         228,469
   Optivision                                                                   89,876         285,073
   Persistence Software, Inc.                                                        -         139,262
   Personic Software, Inc.                                                     310,176         339,425
   Perspecta, Inc.                                                                   -         135,041
   Releasenow.com (Release Software Corporation)                                37,373         215,947
   Solopoint, Inc.                                                               6,686          61,818
   Tenth Planet Exploration, Inc.                                               65,284          58,175
   Wink Communications, Inc.                                                   140,306         570,299
                                                                         ---------------  --------------
           Total software (4.0% and 9.1%)                                    1,375,546       5,298,828
                                                                         ---------------  --------------
Other:

   Larex, Inc.                                                                 221,883         915,426
   Uniax Corporation                                                                 -         803,171
   WebVan-Bay Area Inc.                                                      1,014,481       1,327,662
                                                                         ---------------  --------------
           Total other (3.6% and 5.2%)                                       1,236,364       3,046,259
                                                                         ---------------  --------------
           Total loans and leases (cost: $22,072,985 and $54,069,547)     $ 20,127,985    $ 50,068,324
                                                                         ===============  ==============

The Fund provides asset-based financing primarily to start-up and emerging growth venture-capital-backed companies. As a result, the Fund is subject to general credit risk associated with such companies. At June 30, 2000 and 1999, the Fund has unfunded commitments to borrowers of $36,773,351 and $38,098,809, respectively.

Included in the net change in unrealized gain from investment transactions for the year ended June 30, 2000 and 1999, is an unrealized loss on loans and leases of $2,056,223 and $2,400,000, respectively. This amount represents a reduction in the estimated fair value of loans and leases determined by the Fund's Managers in accordance with the procedures established by the Fund's Board of Directors.

The Fund's investments in warrants are entirely within the United States and are diversified among the following industry groups. The percentage of net assets that each industry group represents is shown with the industry totals:

                                                                     2000
                                                       ---------------------------------
                                                                        PERCENTAGE OF
                                                           VALUE          NET ASSETS
                                                       --------------- -----------------
Medical devices                                         $  1,147,890          3.33%
Other warrants                                             1,460,457          4.25
                                                       --------------- -----------------
           Total warrants (cost: $572,600)              $  2,608,347          7.58%
                                                       =============== =================

                                                                     1999
                                                       ---------------------------------
                                                                        PERCENTAGE OF
                                                           VALUE          NET ASSETS
                                                       --------------- -----------------
Communications equipment:

   Juniper Networks, Inc.                               $14,355,229          24.7%
   Other communications equipment                            157,500          0.3
                                                       --------------- -----------------
           Total communications equipment                 14,512,729         25.0
Other warrants                                             1,327,223          2.3
                                                       --------------- -----------------
           Total warrants (cost: $1,022,350)            $ 15,839,952         27.3%
                                                       =============== =================

The Fund's investments in stock are entirely within the United States and are diversified among the following industries. The percentage of net assets that each industry group represents is shown with the industry totals, as follows:

                                                                          2000
                                                       --------------------------------------------
                                                                                   PERCENTAGE OF
                                                         SHARES        VALUE         NET ASSETS
                                                       ----------- -------------- -----------------
Communications equipment:

   ONI Systems                                           233,468    $ 14,217,068        41.30%
                                                       ----------- -------------- -----------------
           Total communications equipment                233,468      14,217,068        41.30
Software                                                 101,057       1,488,741         4.33
Other common stock                                        31,965       1,057,369         3.07
                                                       ----------- -------------- -----------------
           Total common stock (cost: $698,545)           366,490    $ 16,763,178        48.70%
                                                       =========== ============== =================

                                                                          1999
                                                       --------------------------------------------
                                                                                   PERCENTAGE OF
                                                         SHARES        VALUE         NET ASSETS
                                                       ----------- -------------- -----------------
Communications equipment:

   Brocade Communications, Inc.                          236,847    $ 12,174,218        21.0%
   Other communications                                   56,671         589,379         1.0
                                                       ----------- -------------- -----------------
           Total communications equipment                293,518      12,763,597        22.0
Other common stock                                       108,418       1,163,481         2.0
                                                       ----------- -------------- -----------------
           Total common stock (cost: $727,015)           401,936    $ 13,927,078        24.0%
                                                       =========== ============== =================

4. WARRANTS AND STOCK:

At June 30, 2000 and 1999, the Fund held warrants to purchase shares of common and preferred stock in 39 and 63 companies, respectively, of which 5 and 10 companies, respectively, are publicly traded. Warrants issued by private companies whose equity securities do not have a readily ascertainable market value are carried at a minimal value assigned at the time of acquisition. These warrants had a value of $438,600 and $744,350 at June 30, 2000 and 1999, respectively. The following is a summary of the activity for investments in warrants and investments in stocks for the years ended June 30, 2000 and 1999:

                                                            2000             1999
                                                       --------------   -------------
Investments in warrants:

   Balance, beginning of year                           $  15,839,952    $  1,289,713
     Acquisition (disposition) of warrants                    (20,000)          3,800
     Write-off of public warrants                             (80,000)              -
     Write-off of private warrants                            (33,000)       (137,500)
     Conversion of warrants to stock                         (316,750)        (52,500)
     Net change in unrealized gain                        (12,781,855)     14,736,439
                                                       --------------   -------------
   Balance, end of year                                 $   2,608,347    $ 15,839,952
                                                       ==============   =============

Investments in stocks:

   Balance, beginning of year                           $  13,927,078    $  4,276,393
     Cash exercises and purchases of stock                  1,954,538          77,802
     Conversion of warrants to stock                          316,750         534,685
     Write-off of private stock                               (72,327)        (45,000)
     Cost basis of stock sold                              (2,227,431)       (490,735)
     Net change in unrealized gain                          2,864,570       9,573,933
                                                       --------------   -------------
   Balance, end of year                                 $  16,763,178    $ 13,927,078
                                                       ==============   =============

5. LONG-TERM DEBT FACILITY:

As of June 30, 2000 and 1999, the Fund had in place a securitization debt facility to finance the acquisition of asset-based loans and leases. The principal balance is a 47-month term loan, and the amount available under the facility was $8.5 million and $30 million as of June 30, 2000 and 1999, respectively. Additional amounts can be drawn on the credit facility by a minimum of $5 million and in $1 million increments in excess thereof. At June 30, 2000 and 1999, there was $8.3 million and $22.9 million, respectively, outstanding under this facility. The interest rate on the facility is LIBOR plus
 .50 percent, which at June 30, 2000 and 1999, was 6.684 percent and 5.736 percent, respectively.

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

Management anticipates that this facility will be completely repaid by the end of fiscal year 2001.

6. INTEREST RATE SWAPS:

The Fund enters into interest rate swap transactions to hedge its interest rate on the debt facility. The net interest received or paid on the transactions is included in interest expense.

At June 30, 2000, the Fund had interest swap transactions outstanding with a total notional principal amount of $11.8 million to convert floating-rate liabilities to fixed rates as follows:

   - Notional amount of $10.7 million whereby the Fund pays a fixed interest rate of 6.04 percent, while the financial institution pays the floating 30-day LIBOR rate. Payments are made monthly and terminate on January 27, 2003.

   - Notional amount of $1.1 million whereby the Fund pays a fixed interest rate of 6.04 percent, while the financial institution pays the floating 30-day LIBOR rate. This portion of the swap agreement is an interest cap and is only paid from the bank to the Fund when the floating rate exceeds the fixed rate. When interest rates are lower than 6.04 percent, no extra interest must be paid. Payments are made monthly and terminate on January 27, 2003.

At June 30, 2000, the estimated fair value of these swap transactions in excess of that which qualifies as a hedge was not material to the financial condition of the Fund. The fair value of interest swaps is the estimated amount that the Company would receive from the financial institutions to terminate the swap transactions at June 30, 2000, taking into account interest rates at that date.

The Fund is exposed to the risk of credit loss in the event of nonperformance by the counterparty to the interest swap transactions; however, these counterparties are creditworthy financial institutions, and the Fund does not anticipate nonperformance. The amount of such credit loss is generally limited to the estimated fair value on the swap agreements, if any.

7. CAPITAL STOCK:

As of June 30, 2000 and 1999, there are 100,000,000 shares of $.001 par value common stock authorized, and 48,318.58 shares are issued and outstanding.

The Fund has subscription agreements in effect with its shareholders under which shareholders will purchase shares of the Fund, up to their full committed capital amount, upon capital calls delivered at least 15 days before payment is due. As of June 30, 2000, all capital commitments have been received.

8. EARNINGS PER SHARE:

Basic earnings per share are computed by dividing net income by the weighted-average common shares outstanding. Diluted earnings per share are computed by dividing net income by the weighted-average common shares outstanding, including the dilutive effects of potential common shares (e.g., stock options). The Fund has no preferred stock or instruments that would be potential common shares; thus, reported basic and diluted earnings are the same.

9. MANAGEMENT:

Westech Advisors serves as the Fund's investment manager, and Siguler Guff Advisers, L.L.C. (the Adviser) serves as its fund manager. As compensation for their services to the Fund, the Managers receive a management fee (the Management Fee) computed and paid at the end of each quarter at an annual rate of 2.5 percent of the Fund's total assets (including amounts derived from borrowed funds) as of the last day of each fiscal quarter thereafter. Fees of $2,138,686 and $1,905,721 were recognized for the years ended June 30, 2000 and 1999, respectively.

In addition to the Management Fee, Westech Advisors and the Adviser (the Managers) will together receive a monthly incentive fee (the Incentive Fee) after shareholders have received a return of funds (Payout) equal to the following: (a) cumulative dividends and distributions equal to 100 percent of all amounts paid, as of the date of calculation, by shareholders to the Fund (and not including placement fees paid to the placement agent by certain of the shareholders) for the purchase of shares plus (b) a preferred return on all amounts contributed, as of the date of calculation, equal to an 8 percent cumulative noncompounded annual return on such amounts. After Payout has been achieved, all amounts available to be paid as dividends and distributions to shareholders in accordance with the Fund's distribution policies will be distributed as follows: 80 percent as dividends to the Fund's shareholders and 20 percent to the Managers as the Incentive Fee. The Incentive Fee shall not be paid until the Fund is no longer permitted to make capital calls under the subscription agreements or irrevocably waives any right to do so.

The Incentive Fee expense for the years ended June 30, 2000 and 1999, was $54,173,610 and $0, respectively (see Note 11). The amounts paid to the Managers based on the Fund's distribution policies was $45,568,120 and $0 for the years ended June 30, 2000 and 1999, respectively.

Certain officers and directors of the Fund also serve as officers and directors of Westech Advisors and the Adviser.

10. FUTURE FINANCIAL ACCOUNTING STANDARDS:

In June 1998, the Financial Accounting Standards Board (FASB) Statement of Accounting Standards (SFAS) No. 133, "Accounting for Derivative Instruments and Hedging Activities," as amended by SFAS No. 137, established accounting and reporting standards requiring that every derivative instrument (including certain derivative instruments embedded in other contracts) be recorded in the balance sheet as either an asset or liability measured at its fair value. SFAS No. 133 requires that changes in the derivative's fair value be recognized currently in earnings unless specific hedge accounting criteria are met. Special accounting for qualifying hedges allows a derivative's gains and losses to offset related results on the hedged item in the income statement and requires that a company formally document, designate, and assess the effectiveness of transactions that receive hedge accounting.

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

11. CHANGE IN ACCOUNTING PRINCIPLE:

In the second quarter of the fiscal year ended June 30, 2000, the Fund changed its method of accounting for its Incentive Fee. The previous method was to record the Incentive Fee as the Fund became legally obligated. The new method is to record the Incentive Fee based on the Fund's current income. According to the management of the Fund, this change was made to more closely match the Incentive Fee to current performance. The new method has been applied to Incentive Fee calculations of prior years. The $9,302,185 cumulative effect of the change on prior years is included in income of the year ended June 30, 2000. The effect of the change on the year ended June 30, 2000, was to increase income before cumulative effect of a change in accounting principle by $696,695 ($14.42 per share).

The pro forma amounts presented with the results of operations for the years ended June 30, 2000 and 1999, reflect the effect of retroactive application of the Incentive Fee had the provision for Incentive Fee been made during these periods.