Form 10-Q
period 2000-09-30
VENTURE LENDING & LEASING INC
filed 2000-11-14
CIK 913570

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
             SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ending September 30, 2000


[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
             SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________ to ______________


                        Commission file number 814-00132

                         Venture Lending & Leasing, Inc.
                         ------------------------------
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

                                 (408) 436-8577
               --------------------------------------------------
              (Registrant's telephone number, including area code)

         Indicate by check mark whether the registrant has (i) filed all reports required to be filed by Section 13 or 15(d) of the Securities and Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (ii) has been subject to such filing requirements for the past 90 days.
Yes X   No
    --     --

         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

            CLASS                          OUTSTANDING AS OF OCTOBER 10, 2000
--------------------------------------    -----------------------------------
Common Stock, $.001 par value                        48,318.58

                         VENTURE LENDING & LEASING, INC.

                                      INDEX

                                                                                           PAGE NUMBER
PART I -- FINANCIAL INFORMATION
Item 1.  Financial Statements

                  Statement of Financial Position (Unaudited)                                    3
                  September 30, 2000 and June 30, 2000

                  Statement of Operations (Unaudited)                                            4
                  Three Months ended September 30, 2000 and 1999

                  Statement of Changes in Shareholders Equity (Unaudited)                        5
                  Three Months ended September 30, 2000
                  and the Year Ended June 30, 2000

                  Statement of Cash Flows (Unaudited)                                            6
                  Three Months ended September 30, 2000 and 1999

                  Notes to Financial Statements                                             7 - 10

Item 2.  Management's Discussion and Analysis of Financial                                 11 - 12
                  Condition and Results of Operations

Item 3.  Quantitative & Qualitative Disclosure About Market Risk                                13

PART II -- OTHER INFORMATION

Item 1.   Legal Proceedings                                                                     14

Item 2.   Changes in Securities and Use of Proceeds                                             14

Item 3.   Defaults Upon Senior Securities                                                       14

Item 4.  Submission of Matters to a Vote of Security Holders                                    14

Item 5.  Other Information                                                                      14

Item 6   Exhibits                                                                               14


SIGNATURES                                                                                      14

                         VENTURE LENDING & LEASING, INC.

                  STATEMENTS OF FINANCIAL POSITION (UNAUDITED)

                                                                   September 30, 2000           June 30, 2000
                                                                -------------------------   -----------------------
ASSETS

Loans and leases, at estimated fair value
     (Cost of $17,745,711 and $22,072,985)                               $    15,800,711            $   20,127,985
Investments in securities, at estimated fair value
     (Cost of $1,218,770 and $1,271,145)                                       9,582,022                19,371,525
Cash and cash equivalents                                                      2,397,825                11,121,890
Other assets                                                                     752,320                 1,561,171
                                                                -------------------------   -----------------------
          Total assets                                                        28,532,878                52,182,571
                                                                =========================   =======================

LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities:
     Bank loans                                                                3,948,867                 8,292,805
     Accrued management & incentive fees                                       4,970,637                 8,934,282
     Accounts payable and other accrued liabilities                              442,883                   533,523
                                                                -------------------------   -----------------------
          Total liabilities                                                    9,362,387                17,760,610
                                                                -------------------------   -----------------------

Shareholders' equity:
     Common stock, $.001 par value:
       Authorized - 100,000 shares
       Issued and outstanding - 48,318.58 shares                                      49                        49
     Capital in excess of par value                                           46,641,051                46,641,051
     Distributions                                                         (245,698,752)             (236,898,489)
     Accumulated earnings                                                    218,228,143               224,679,350
                                                                -------------------------   -----------------------
          Total shareholders' equity                                          19,170,491                34,421,961
                                                                -------------------------   -----------------------

          Total liabilities and shareholders' equity                     $    28,532,878            $   52,182,571
                                                                =========================   =======================

         The accompanying notes are an integral part of these statements

                         VENTURE LENDING & LEASING, INC.

                      STATEMENTS OF OPERATIONS (UNAUDITED)

             FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2000 AND 1999

                                                                 2000              1999
                                                        --------------------------------------
INVESTMENT INCOME:
       Interest on loans and leases                            $  718,448        $  1,817,832
       Interest on short-term investments                          76,274              36,062
                                                        --------------------------------------
          Total investment income                                 794,722           1,853,894
                                                        --------------------------------------

EXPENSES:
      Management fees                                             178,057             729,015
      Interest expense                                             92,685             373,565
      Other operating expenses                                     76,476             326,447
                                                        --------------------------------------
          Total expenses                                          347,218           1,429,027
                                                        --------------------------------------
          Net investment income                                   447,504             424,867
                                                        --------------------------------------
Net change in unrealized gain from investment
transactions                                                  (9,703,192)          24,109,454
Net realized gain from investment transactions                  1,191,680          22,577,530
Incentive management fee                                        1,612,801        (10,110,957)
                                                        --------------------------------------
Income (loss) before cumulative effect of a change in       $ (6,451,207)       $  37,000,894
accounting principle
Cumulative effect on prior years (To June 30, 1999) of
change in accounting principle (Note 5)                                 -         (9,302,185)
                                                        --------------------------------------
          Net Income (loss)                                 $ (6,451,207)       $  27,698,709
                                                        ======================================
Amounts per common share:
Income (loss) before cumulative effect of a change in
accounting principle                                          $  (133.51)         $    765.77
Cumulative effect on prior years (To June 30, 1999) of
change in accounting principle (Note 5)                                 -            (192.52)
                                                        --------------------------------------
          Net income (loss)                                   $  (133.51)         $    573.25
                                                        ======================================
Weighted average shares outstanding                             48,318.58           48,318.58

Pro forma amounts assuming the new  method is applied
retroactively (Note 5)
          Net income (loss)                                 $ (6,451,206)       $  37,000,894
          Net income (loss) per common share                  $  (133.51)         $    765.77

         The accompanying notes are an integral part of these statements

                         VENTURE LENDING & LEASING, INC.

            STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY (UNAUDITED)
                      FOR THE YEAR ENDED JUNE 30, 2000 AND
                       THE PERIOD ENDED SEPTEMBER 30, 2000




                                     COMMON STOCK
                               -------------------------- CAPITAL IN EXCESS OF                     ACCUMULATED
                                   SHARES       AMOUNT        PAR VALUE        DISTRIBUTIONS         EARNINGS         TOTAL
                               -------------------------- ----------------- ------------------- ------------------ --------------
BALANCE, JUNE 30, 1999              48,318.58      $  49      $ 46,641,051      $ (43,050,082)       $ 54,462,966    $ 58,053,984

     Distributions                                     -                 -       (193,848,407)                  -    (193,848,407)
     Net income                                        -                 -                   -        170,216,384     170,216,384
                               -------------------------- ----------------- ------------------- ------------------ --------------
BALANCE, JUNE 30, 2000              48,318.58         49        46,641,051       (236,898,489)        224,679,350      34,421,961
                               -------------------------- ----------------- ------------------- ------------------ --------------
     Distributions                          -          -                 -         (8,800,263)                  -      (8,800,263)
     Net income                             -          -                 -                   -         (6,491,207)     (6,451,207)
                               -------------------------- ----------------- ------------------- ------------------ --------------
BALANCE, September 30, 2000         48,318.58      $  49      $ 46,641,051     $ (245,698,752)       $218,228,143    $ 19,170,491
                               ========================== ===================================== ================== ==============

         The accompanying notes are an integral part of these statements

                         VENTURE LENDING & LEASING, INC.

                      STATEMENTS OF CASH FLOWS (UNAUDITED)
             FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2000 AND 1999

                                                                    2000            1999
                                                                ------------    ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                                    $ (6,451,207)   $ 47,111,850
  Adjustments to reconcile net income to net cash provided by
  (used in) operating activities:
  Amortization of deferred assests, net of additions                 (13,430)         16,787
  Net change in unrealized gain from investment transactions       9,737,128     (24,109,454)
  Net realized gain on investment transactions                    (1,191,680)    (22,577,529)
  Decrease (increase) in other assets                                822,282     (10,639,174)
  Increase (decrease) in accounts payable and other accrued
  liabilities and management fees                                 (4,054,284)        612,782
                                                                ------------    ------------
  Net cash used in operating activities                           (1,151,191)     (9,584,738)
                                                                ------------    ------------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Acquisition of loans and leases                                       --          (632,154)
  Principal payments on loans and leases                           4,327,274       8,880,516
  Proceeds from sale of securities                                 1,352,034      22,886,105
  Acquisition of warrants and stock                                 (107,979)       (417,556)
                                                                ------------    ------------
  Net cash provided by investing activities                        5,571,329      30,716,911
                                                                ------------    ------------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Distributions to shareholders                                   (8,800,264)     (8,100,127)
  Loans from bank                                                       --              --
  Repayment of bank loans                                         (4,343,939)     (4,035,767)
                                                                ------------    ------------
    Net cash used in financing activities                        (13,144,203)    (12,135,894)
                                                                ------------    ------------
    Net increase (decrease) in cash and cash equivalents          (8,724,065)      8,996,279
CASH AND CASH EQUIVALENTS:
  Beginning of period                                             11,121,890       1,748,410
                                                                ------------    ------------
End of period                                                   $  2,397,825    $ 10,744,689
                                                                ============    ============
CASH PAID DURING THE PERIOD FOR:
  Interest                                                      $     94,620    $    375,341
NONCASH TRANSACTIONS:
  Unrealized gain on hedging activities                         $     33,936    $       --

        The accompanying notes are an integral part of these statements.

                         VENTURE LENDING & LEASING, INC.

                    NOTES TO FINANCIAL STATEMENTS (UNAUDITED)
                               SEPTEMBER 30, 2000

1.  BASIS OF PRESENTATION

The accompanying condensed financial statements in Management's opinion, include all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of financial position and results of operations for interim periods. Certain information and note disclosures normally included in audited annual financial statements prepared in accordance with generally accepted accounting principles have been omitted; however, the Fund believes that the disclosures made are adequate to make the information presented not misleading. The interim results for the three months ended September 30, 2000 and 1999, are not necessarily indicative of the results for the full year. It is suggested that these financial statements be read in conjunction with the financial statements and the notes included in the Fund's Annual Report for the year ended June 30, 2000.

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

BIOTECHNOLOGY
  Biosys                                $10,677
  Ceres                                 825,234
  Gene Logic                            325,767
  Nobex                                 303,759
  Telik                                  25,626
                                         ------
         SUBTOTAL:      7.8%         $1,491,063


COMMUNICATIONS EQUIPMENT
  Brocade Communications               $100,179
  Cisco Systems [Cerent]              1,051,584
  mDiversity                            745,842
                                        -------
         SUBTOTAL:      9.9%         $1,897,605


COMMUNICATIONS SERVICE PROVIDERS
  Exodus                               $881,195
  iAsiaWorks                            198,586
                                        -------
         SUBTOTAL:      5.6%         $1,079,781





COMPUTERS & PERIPHERALS
  Aptix                                $182,723
  DAS Devices                           101,738
  Headway Technologies                1,903,760
  Quantum3D                              32,007
                                         ------
         SUBTOTAL:     11.6%         $2,220,228


INTERNET
  Adforce                              $528,805
  Keynote Systems                       125,141
  NetRatings                            101,085
  Visual Networks                       123,978
                                        -------
         SUBTOTAL:      4.6%           $879,009

MEDICAL DEVICES
  Aerogen                               $57,078
  Encelle                                34,388
  HeartStent                             29,411
  Integ                               1,733,798
  IntraTherapeutics                     725,935
  Myelotec                              118,975
  SurVivaLink                           242,286
  Volumetrics                           296,763
                                        -------
         SUBTOTAL:     16.9%         $3,238,634


OTHER
  Larex                                $155,975
  Webvan                                928,316
                                        -------
         SUBTOTAL:      5.7%         $1,084,291


PHOTONICS
  Lightwave Microsystems               $110,410
                                        -------
         SUBTOTAL:      0.6%           $110,410


SEMICONDUCTOR EQUIPMENT
  Abpac                                 $70,822
                                        -------
         SUBTOTAL:      0.4%            $70,822


SEMICONDUCTORS
  Equator Technologies                 $310,885
  HotRail                               262,440
  I-Cube                                193,469



  iCompression                           71,498
  SiRF Technology                       305,923
  TeleCruz                              246,042
  Transmeta                           1,456,458
                                      ---------
         SUBTOTAL:  14.8%            $2,846,715

SOFTWARE
  Calico Software                       $15,836
  Commerce One                           39,830
  Documentum                             65,462
  E.piphany [RightPoint]                 73,403
  MineShare                             180,458
  Optivision                             60,467
  Personic Software                     283,074
  ReleaseNow.com                         11,752
  Tenth Planet                           56,259
  Zero-In Design                         95,612
                                         ------
         SUBTOTAL:      4.6%           $882,153



          TOTAL:       82.4%        $15,800,711

The Fund provides asset-based financing primarily to start-up and emerging growth venture-capital-backed companies. As a result, the Fund is subject to general credit risk associated with such companies. At September 30, 2000, the Fund has unfunded commitments to borrowers of $36.8 million.

The Fund's investments in warrants and stock are entirely within the United States and are diversified among the following industries. The percentage of net assets that each industry group represents is shown with the industry totals:

                  INDUSTRY                    WARRANTS AND STOCK VALUE           PERCENTAGE OF
                                                                          SHAREHOLDERS' EQUITY
                                                                                  (NET ASSETS)
-----------------------------------------------------------------------------------------------
Biotechnology                                                 $517,981                   2.70%

Communications equipment                                     6,733,352                  35.12%

Communications service provider                                275,121                   1.44%

Computer and peripherals                                         5,000                   0.03%

Internet                                                       292,635                   1.53%

Medical devices                                                636,435                   3.32%

Photonics                                                        9,600                   0.05%

Semiconductor                                                  172,010                   0.90%

Semiconductor equipment                                         43,000                   0.22%

Software                                                       687,281                   3.59%

Other                                                          209,607                   1.08%


                                               --------------------------------------------------
Total warrants and stock value                               $9,582,022                 49.98%
                                               ==================================================


Within the communications equipment segment, the Fund's holdings in ONI Systems represented $6.7 million or

35% of net assets. No other security represented over 5% of net assets.


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



4.  IMPLEMENTATION OF FINANCIAL ACCOUNTING STANDARDS:

In June 1998, the Financial Accounting Standards Board (FASB) issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 133 establishes accounting and reporting standards requiring that every derivative instrument (including certain derivative instruments embedded in other contracts) be recorded in the balance sheet as either an asset or liability measured at its fair value. SFAS No. 133 requires that changes in the derivative's fair value be recognized currently in earnings.

SFAS No. 133 is effective for fiscal years beginning after June 15, 2000, and the Fund has adopted its provisions effective July 1, 2000. Derivatives that are used to hedge the Company's floating debt rate are now marked to market at the end of each quarter. The resulting gain or loss is recorded as an increase or decrease in unrealized gains from other security transactions. The market value of the instrument is treated either an asset or as a liability depending on if its value is negative or positive. The effect of adopting SFAS No. 133 was not material.

5.       CHANGE IN ACCOUNTING PRINCIPLE

In the 2nd quarter of Fiscal Year End June 30, 2000, the Company changed its method of accounting for its incentive management fee. The previous method was to record the incentive management fee as the Company became legally obligated. The new method is to record the fee based on the Company's current income. According to the management of the Company, this change was made to more closely match the incentive fee to current performance. The new method has been applied to management incentive fee calculations of prior years. The $9,302,185 cumulative effect of the change on prior years is included in income of the 3 months ended September 30, 1999. The effect of the change on the quarter ended Sept 30, 1999 was to decrease income before cumulative effect of a change in accounting principle $10,110,957 ($209.26 per share) to $37,000,894 ($765.77 per share) and net income $19,413,142 ($401.77 per share) to $27,698,709 ($573.25 per share).

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

         The Fund's shares of Common Stock, $.001 par value ("Shares") were sold to subscribers pursuant to capital calls made through August 1998. Total committed capital of $46.6 million has been fully funded as of September 30, 2000. The Fund has completed its investment period and will now focus on efficiently managing the Fund's portfolio. As of September 30, 2000, the Fund has distributed $245.7 million to its investors.

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


RESULTS OF OPERATIONS -- FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2000 AND 1999

         Total investment income for the three months ending September 30, 2000 and 1999 was $0.8 million and $1.9 million, respectively, of which $0.7 million and $1.8 million, consisted of interest on venture loans and leases outstanding during the period. The remaining income consisted of interest on the temporary investment of cash. The decrease in investment income reflects the decrease in loans & leases outstanding from September 30, 1999 to September 30, 2000.

         Expenses for the three months ended September 30, 2000 and 1999 were $0.3 million and $1.4 million, respectively, resulting in net investment income of $0.4 million and $0.4 million, respectively. Interest expense declined during the three months ended September 30, 2000 primarily reflecting the decrease in bank loans from $18.9 million on September 30, 1999 to $3.9 million on September 30, 2000. Management fees decreased from $0.7 million for the three months ended September 30, 1999 to $0.2 million for the three months ended September 30, 2000 reflecting the decreased asset base throughout the year upon which fees are calculated. The decrease in the asset base reflected the decreased value of the Fund's publicly traded securities, the decrease in venture loans outstanding, and a decrease in cash held.

         Other operating expenses were $0.1 million and $0.3 million for the three months ended September 30, 2000 and 1999 respectively. A decline in legal expenses represented a majority of this decline in other operating expenses.

         The Fund experienced a reduction in unrealized gain from investment transactions of $9.7 million in the period ended September 30, 2000 as compared to an increase of $24.1 million in the prior year. Most of the decline in unrealized gain in 2000 was caused by the decrease in value of restricted warrants and stocks. The Fund had $1.2 million of realized gains during the three months ended September 30, 2000 as compared to $22.6 million in the same period in 1999. These gains were generated by sales and distributions of stock in several of the Fund's portfolio companies. Warrants with readily ascertainable market values are assigned a fair value based on the difference, if any, between the exercise price of the warrant and the fair value of the equity securities for which the warrant may be exercised, adjusted for illiquidity.

         Net loss before cumulative effect for the three months ended September 30, 2000 was $6.5 million compared to net income of $37.0 million for the three months ended September 30, 1999. Net loss the three months ended September 30, 2000 was $6.5 million compared to net income of $27.7 million for the period ended September 30, 1999. On a per share basis, for the three month period ended September 30, 2000 and 1999, net income (loss) before cumulative effect of a change in accounting principle was ($133.51) and $765.77 respectively.

         In the 2nd quarter of Fiscal Year End June 30, 2000, the Company changed its method of accounting for its incentive management fee. The previous method was to record the incentive management fee as the Company became legally obligated. The new method is to record the fee based on the Company's current income. According to the management of the Company, this change was made to more closely match the incentive fee to current performance. The new method has been applied to management incentive fee calculations of prior years. The $9,302,185 cumulative effect of the change on prior years is included in income of the 3 months ended September 30, 1999. The effect of the change on the quarter ended Sept 30, 1999 was to decrease income before cumulative effect of a change in accounting principle $10,110,957 ($209.26 per share) to $37,000,894 ($765.77 per share) and net income $19,413,142 ($401.77 per share) to $27,698,709 ($573.25 per share).


LIQUIDITY AND CAPITAL RESOURCES --  SEPTEMBER 30, 2000 AND JUNE 30, 2000

         Total capital committed to the purchase of shares pursuant to subscription agreements was approximately $46.6 million at September 30, 2000. As of September 30, 2000, 100% of committed capital was called to fund investments in venture loans and leases and to meet the Fund's expenses.

         The Fund has in place a securitization debt facility to finance the acquisition of asset-based loans and leases. The principal balance is a 47-month term loan. Additional amounts can be drawn on the credit facility by a minimum of $5 million and in $1 million increments in excess thereof. As of September 30, 2000, $3.9 million was outstanding under this facility, compared with $8.3 million as of June 30, 2000. The Fund enters into interest rate swap transactions to hedge its interest rate on the debt facility. At September 30, 2000, the Fund had interest rate swap transactions outstanding with a total notional principal amount of $9.2 million. The effect of these swap transactions is to convert the variable LIBOR rate into a fixed rate on the contract notional value. The amortization schedule for each borrowing under the facility is expected to correspond to the amortization of the loans or leases acquired with the proceeds of each borrowing. As of September 30, 2000, 8% of the Fund's assets consisted of cash and cash equivalents, compared with 21% as of June 30, 2000. Cumulative amounts disbursed under the Fund's loan commitments remained the same as of September 30, 2000 compared to June 30, 2000. Net loan amounts outstanding after amortization decreased by approximately $4.4 million. Unfunded commitments remained the same.

============================== ==================== ===================== =================== ======================
As of:                          Amount Disbursed    Principal Reduction        Balance        Unfunded Commitments
                                                                            Outstanding
------------------------------ -------------------- --------------------- ------------------- ----------------------
September 30, 2000             $144.4 million       $126.7 million        $17.7 million       $37.0 million
------------------------------ -------------------- --------------------- ------------------- ----------------------
June 30, 2000                  $144.4 million       $122.3 million        $22.1 million       $36.8 million
============================== ==================== ===================== =================== ======================

         Because venture loans and leases are privately negotiated transactions, investments in these assets are relatively illiquid.

         Since all unfunded commitments have expired, no capital will be required to fund them.


ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

         The Fund's business activities contain elements of risk. The Fund considers the principal types of market risk to be interest rate risk and valuation risk. The Fund considers the management of risk essential to conducting its businesses and to maintaining profitability. Accordingly, the Fund's risk management procedures are designed to identify and analyze the Fund's risks, to set appropriate policies and limits and to continually monitor these risks and limits by means of reliable administrative and information systems and other policies and programs.

         The Fund manages its market risk by maintaining a portfolio that is diverse by industry, size of investment, stage of development, and borrower. The Fund has limited exposure to public market price fluctuations as the Fund primarily invests in private business enterprises. Since there is typically no public market for the equity interests of the companies in which the Fund invests, the valuation of the equity interests in the Fund's portfolio is subject to the estimate of the Fund's management. In the absence of a readily ascertainable market value, the estimated value of the Fund's portfolio of equity interests may differ significantly from the values that would be placed on the portfolio if a ready market for the equity interests existed. Any changes in estimated value are recorded in the Fund's statement of operations as "Net unrealized gains (losses)." Each hypothetical 1% increase or decrease in value of the Fund's portfolio of equity interests of $9.6 million at September 30, 2000 would have resulted in unrealized gains or losses and would have increased or decreased net income for the quarter by approximately 1.5%.

         The Fund's sensitivity to changes in interest rates is regularly monitored and analyzed by measuring the characteristics of assets and liabilities. The Fund utilizes various methods to assess interest rate risk in terms of the potential effect on interest income net of interest expense, the value of net assets and the value at risk in an effort to ensure that the Fund is insulated from any significant adverse effects from changes in interest rates. Based on the model used for the sensitivity of interest income net of interest expense, if the balance sheet were to remain constant and no actions were taken to alter the existing interest rate sensitivity, a hypothetical immediate 100 basis point change in interest rates would have affected net income by less than 1% during the quarter. Although management believes that this measure is indicative of the Fund's sensitivity to interest rate changes, it does not adjust for potential changes in credit quality, size and composition of the balance sheet and other business developments that could affect net income. Accordingly, no assurances can be given that actual results would not differ materially from the potential outcome simulated by this estimate.

PART II -- OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS

                  The Fund will become party to certain lawsuits from time to time in the normal course of business. While the outcome of these legal proceedings cannot at this time be predicted with certainty, the Fund does not expect these proceedings will have a material effect upon the Fund's financial condition or results of operation.

ITEM 2.   CHANGES IN SECURITIES AND USE OF PROCEEDS

                  None

ITEM 3.   DEFAULTS UPON SENIOR SECURITIES

                  Not applicable

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

                  None

ITEM 5.  OTHER INFORMATION

                  None

ITEM 6.  EXHIBITS

         27.      Financial Data Schedule




SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned duly authorized.

VENTURE LENDING & LEASING, INC.
(Registrant)

By:      /S/ Ronald W. Swenson              By:      /S/ Brian R. Best
   ---------------------------------           -------------------------------
Ronald W. Swenson                           Brian Best
Chairman and Chief Executive Officer        Chief Financial Officer
Date:    November 14, 2000                  Date:    November 14, 2000