Form 10-Q
period 2000-12-31
VENTURE LENDING & LEASING INC
filed 2001-02-13
CIK 913570

                                    FORM 10-Q[PRIVATE]

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


[X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                    SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ending December 31, 2000


[ ]      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                    SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________ to ______________


                        Commission file number 814-00132

                         Venture Lending & Leasing, Inc.
            ------------------------------------------------------
            (Exact Name of Registrant as specified in its charter)

                 Maryland                              13-3775187
   -----------------------------------           -----------------------
     (State or other jurisdiction of               (I.R.S. Employer
      incorporation or organization)               Identification No.)

             2010 North First Street, Suite 310, San Jose, CA 95131
             ------------------------------------------------------
                    (Address of principal executive offices)
                                   (Zip Code)

                                 (408) 436-8577
            --------------------------------------------------------
              (Registrant's telephone number, including area code)

         Indicate by check mark whether the registrant has (i) filed all reports required to be filed by Section 13 or 15(d) of the Securities and Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (ii) has been subject to such filing requirements for the past 90 days.
Yes /X/   No / /

         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

           Class                    Outstanding as of January 10, 2001
-----------------------------       ----------------------------------
Common Stock, $.001 par value                    48,318.58

                         VENTURE LENDING & LEASING, INC.

                                      INDEX

                                                                                             PAGE NUMBER

PART I -- FINANCIAL INFORMATION

Item 1.  Financial Statements

                  Statement of Financial Position (Unaudited)
                  December 31, 2000 and June 30, 2000                                            3

                  Statement of Operations (Unaudited)
                  Three Months and Six Months ended December 31, 2000 and 1999                   4

                  Statement of Changes in Shareholders' Equity (Unaudited)
                  Six Months ended December 31, 2000
                  and the Year Ended June 30, 2000                                               5

                  Statement of Cash Flows (Unaudited)
                  Six Months ended December 31, 2000 and 1999                                    6

                  Notes to Financial Statements                                                  7 - 10

Item 2.  Management's Discussion and Analysis of Financial
           Condition and Results of Operations                                                   11 - 13

Item 3.  Quantitative & Qualitative Disclosure About Market Risk                                 14

PART II -- OTHER INFORMATION

Item 1.  Legal Proceedings                                                                       15

Item 2.  Changes in Securities and Use of Proceeds                                               15

Item 3.  Defaults Upon Senior Securities                                                         15

Item 4.  Submission of Matters to a Vote of Security Holders                                     15

Item 5.  Other Information                                                                       15

Item 6.  Exhibits                                                                                15


SIGNATURES                                                                                       15

                         VENTURE LENDING & LEASING, INC.

                  STATEMENTS OF FINANCIAL POSITION (UNAUDITED)

                                                               December 31, 2000     June 30, 2000
                                                               -----------------   ----------------
ASSETS

Loans and leases, at estimated fair value
  (Cost of $13,603,606 and $22,072,985)                            $ 12,524,929       $ 20,127,985
Investments in securities, at estimated fair value
  (Cost of $1,228,554 and $1,271,145)                                10,960,946         19,371,525
Cash and cash equivalents                                             3,301,643         11,121,890
Other assets                                                            248,524          1,561,171
                                                                ----------------   ----------------
          Total assets                                               27,036,042         52,182,571
                                                                ================   ================

LIABILITIES AND SHAREHOLDERS' EQUITY

Liabilities:
     Bank loans                                                               -          8,292,805
     Accrued management & incentive fees                              5,474,910          8,934,282
     Accounts payable and other accrued liabilities                     338,489            533,523
                                                                ----------------   ----------------
          Total liabilities                                           5,813,399         17,760,610
                                                                ----------------   ----------------

Shareholders' equity:
     Common stock, $.001 par value:
       Authorized - 100,000 shares
       Issued and outstanding - 48,318.58 Shares                             49                 49
     Capital in excess of par value                                  46,641,051         46,641,051
     Distributions                                                 (245,698,752)      (236,898,489)
     Accumulated earnings                                           220,280,295        224,679,350
                                                                ----------------   ----------------
          Total shareholders' equity                                 21,222,643         34,421,961
                                                                ----------------   ----------------

          Total liabilities and shareholders' equity               $ 27,036,042       $ 52,182,571
                                                                ================   ================

         The accompanying notes are an integral part of these statements

                         VENTURE LENDING & LEASING, INC.

                      STATEMENTS OF OPERATIONS (UNAUDITED)
          FOR THE THREE AND SIX MONTHS ENDED DECEMBER 31, 2000 AND 1999

                                                            For the Three      For the Three     For the Six       For the Six
                                                            Months Ended       Months Ended      Months Ended      Months Ended
                                                            December 31,       December 31,      December 31,      December 31,
                                                                2000               1999              2000              1999
                                                       --------------------------------------------------------------------------
INVESTMENT INCOME:
      Interest on loans and leases                          $   557,801      $  1,544,963       $  1,276,248       $   3,362,795
      Interest on short-term investments                         43,287           202,885            119,562             238,947
                                                       --------------------------------------------------------------------------
          Total investment income                               601,088         1,747,848          1,395,810           3,601,742
                                                       --------------------------------------------------------------------------

EXPENSES:
      Management fees                                           169,249           777,895            347,306           1,506,911
      Interest expense                                            5,855           312,260             98,541             685,825
      Other operating expenses                                   75,552           137,120            152,026             463,567
                                                       --------------------------------------------------------------------------
          Total expenses                                        250,656         1,227,275            597,873           2,656,303
                                                       --------------------------------------------------------------------------
          Net investment income                                 350,432           520,573            797,937             945,439
                                                       --------------------------------------------------------------------------
Net change in unrealized gain from investment
  transactions                                                2,201,527       (14,206,453)        (7,501,665)          9,903,001
Net realized gain from investment transactions                   13,230       163,513,630          1,204,909         186,091,160
Incentive management fee                                       (513,038)      (29,270,596)         1,099,764         (39,381,553)
                                                       --------------------------------------------------------------------------
Income (loss) before cumulative effect of a change
  in accounting principle                                   $ 2,052,151      $120,557,154       $ (4,399,055)      $ 157,558,047
Cumulative effect on prior years (To June 30, 1999)
  of change in accounting principle (Note 5)                          -                 -                  -          (9,302,185)
                                                       --------------------------------------------------------------------------
          Net Income (loss)                                 $ 2,052,151      $120,557,154       $ (4,399,055)      $ 148,255,862
                                                       ==========================================================================
Amounts per common share:
Income (loss) before cumulative effect of a change
  in accounting principle                                   $     42.47      $   2,495.05       $     (91.04)      $    3,260.82
Cumulative effect on prior years (To June 30, 1999)
  of change in accounting principle (Note 5)                          -                 -                  -             (192.52)
                                                       --------------------------------------------------------------------------
          Net Income (loss)                                 $     42.47      $   2,495.05       $     (91.04)      $    3,068.30
                                                       ==========================================================================
Weighted average shares outstanding                           48,318.58         48,318.58          48,318.58           48,318.58

Pro Forma amounts assuming the new method is applied retroactively (Note 5)

          Net Income (loss)                                 $ 2,052,151      $120,557,154       $ (4,399,055)      $ 148,255,862

          Net Income (loss) per common share                $     42.47      $   2,495.05       $     (91.04)      $    3,068.30


         The accompanying notes are an integral part of these statements

                         VENTURE LENDING & LEASING, INC.

            STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY (UNAUDITED)
                      FOR THE YEAR ENDED JUNE 30, 2000 AND
                       THE PERIOD ENDED DECEMBER 31, 2000

                                     Common Stock            Capital in
                                ------------------------     Excess of                            Accumulated
                                  Shares       Amount        Par Value        Distributions         Earnings           Total
                                ------------------------ ----------------- ------------------- ------------------ ----------------
BALANCE, JUNE 30, 1999             48,318.58       $ 49       $46,641,051       $ (43,050,082)     $ 54,462,966      $ 58,053,984
     Distributions                                    -                 -        (193,848,407)                -      (193,848,407)
     Net income                                       -                 -                   -       170,216,384       170,216,384
                                ------------------------ ----------------- ------------------- ------------------ ----------------
BALANCE, JUNE 30, 2000             48,318.58         49        46,641,051        (236,898,489)       224,679,350       34,421,961
                                ------------------------ ----------------- ------------------- ------------------ ----------------
     Distributions                                    -                 -          (8,800,263)                 -       (8,800,263)
     Net loss                                         -                 -                   -         (4,399,055)      (4,399,055)
                                ------------------------ ----------------- ------------------- ------------------ ----------------
BALANCE, DECEMBER 31, 2000         48,318.58       $ 49       $46,641,051       $(245,698,752)     $ 220,280,295     $ 21,222,643
                                ======================== ================= =================== ================== ================

         The accompanying notes are an integral part of these statements

                         VENTURE LENDING & LEASING, INC.

                      STATEMENTS OF CASH FLOWS (UNAUDITED)
               FOR THE SIX MONTHS ENDED DECEMBER 31, 2000 AND 1999

                                                                      For the Six Months  For the Six Months
                                                                      Ended December 31,  Ended December 31,
                                                                            2000                1999
                                                                      ------------------  ------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net income (loss)                                                    $ (4,399,055)       $ 148,255,862
    Adjustments to reconcile net income to net cash used in
      operating activities:
      Amortization of deferred assets                                          41,013               38,314
      Net change in unrealized gain from investment transactions            7,501,665           (9,903,001)
      Net realized gain on investment transactions                         (1,204,909)        (186,091,160)
      Decrease (increase) in other assets                                   1,271,633          (29,187,263)
      Increase (decrease) in accounts payable and other accrued
        liabilities and management fees                                    (3,654,407)          26,179,313
                                                                      ----------------    -----------------
          Net cash used in operating activities                              (444,060)         (50,707,935)
                                                                      ----------------    -----------------

CASH FLOWS FROM INVESTING ACTIVITIES:
    Acquisition of loans and leases                                                 -             (975,525)
    Principal payments on loans and leases                                  8,472,826           13,992,651
    Proceeds from sale of securities                                        1,433,318          192,255,601
    Acquisition of warrants and stock                                        (189,263)          (1,218,389)
                                                                      ----------------    -----------------
          Net cash provided by investing activities                         9,716,881          204,054,338
                                                                      ----------------    -----------------
CASH FLOWS FROM FINANCING ACTIVITIES:
    Distributions to shareholders                                          (8,800,263)        (125,366,963)
    Repayment of bank loans                                                (8,292,805)          (5,646,508)
                                                                      ----------------    -----------------
          Net cash used in financing activities                           (17,093,068)        (131,013,471)
                                                                      ----------------    -----------------
    Net increase (decrease) in cash and cash equivalents                   (7,820,247)          22,332,932

CASH AND CASH EQUIVALENTS:
    Beginning of period                                                    11,121,890            1,748,410
                                                                      ----------------    -----------------
    End of period                                                        $  3,301,643        $  24,081,342
                                                                      ================    =================
CASH PAID DURING THE PERIOD FOR:
    Interest                                                             $    104,106        $   1,195,434
NONCASH TRANSACTIONS: DISTRIBUTIONS OF INVESTMENT SECURITIES
  TO SHAREHOLDERS                                                        $          -        $  69,371,523


        The accompanying notes are an integral part of these statements

                         VENTURE LENDING & LEASING, INC.

                    NOTES TO FINANCIAL STATEMENTS (UNAUDITED)
                                DECEMBER 31, 2000

1.  BASIS OF PRESENTATION

The accompanying condensed financial statements in Management's opinion, include all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of financial position and results of operations for interim periods. Certain information and note disclosures normally included in audited annual financial statements prepared in accordance with generally accepted accounting principles have been omitted; however, the Fund believes that the disclosures made are adequate to make the information presented not misleading. Certain amounts in the prior year financial statements have been reclassified to conform to the current financial statement presentation. These reclassifications had no impact on previously reported net income or shareholders' equity. The interim results for the six months ended December 31, 2000 and 1999, are not necessarily indicative of the results for the full year. It is suggested that these financial statements be read in conjunction with the financial statements and the notes included in the Fund's Annual Report for the year ended June 30, 2000.

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

BIOTECHNOLOGY
  Biosys                             $  841,684
  Ceres                                 754,828
  Gene Logic                            256,753
  Nobex                                 277,335
                                     ----------
         SUBTOTAL:     10.0%         $2,130,600


COMMUNICATION EQUIPMENT
  Cisco Systems [Cerent]             $  845,586
  mDiversity                            644,463
                                     ----------
         SUBTOTAL:      7.0%         $1,490,049


COMMUNICATION SERVICE PROVIDERS
  Exodus                             $  664,053
  iAsiaWorks                            157,949
                                     ----------
         SUBTOTAL:      3.9%         $  822,002

COMPUTERS & PERIPHERALS
  Aptix                             $    80,031
  DAS Devices                           101,738
  Headway Technologies                1,337,277
  Quantum3D                              13,432
                                    -----------
         SUBTOTAL:      7.2%        $ 1,532,478


INTERNET
  Adforce                           $   288,752
  Keynote Systems                       102,513
  NetRatings                             88,546
  Visual Networks                        99,329
                                    -----------
         SUBTOTAL:      2.7%        $   579,140


MEDICAL DEVICES
  Encelle                           $    26,809
  HeartStent                             25,823
  Integ                               1,422,239
  IntraTherapeutics                     604,965
  SurVivaLink                           198,075
  Visionary BioMedical                   98,675
  Volumetrics                           296,763
                                    -----------
         SUBTOTAL:     12.6%        $ 2,673,349


OTHER
  Webvan                            $   838,753
                                    -----------
         SUBTOTAL:      4.0%        $   838,753


PHOTONICS
  Lightwave Microsystems            $    90,697
                                    -----------
         SUBTOTAL:      0.4%        $    90,697


SEMICONDUCTORS
  HotRail                           $   215,276
  I-Cube                                108,102
  iCompression                           56,527
  TeleCruz                              205,255
  Transmeta                           1,147,409
                                    -----------
         SUBTOTAL:      8.2%        $ 1,732,569


SOFTWARE
  Documentum                        $    27,907
  E.piphany [RightPoint]                 43,267
  MineShare                             159,790
  Optivision                             22,441
  Personic Software                     255,039
  Tenth Planet                           46,741
  Zero-In Design                    $    80,109
                                    -----------
         SUBTOTAL:      3.0%        $   635,294


         TOTAL:        59.0%        $12,524,929

As of December 31, 2000, loans with a cost basis of $2.3 million dollars and a fair value of $1.3 million have been classified as non-accrual.

The Fund provides asset-based financing primarily to start-up and emerging growth venture-capital-backed companies. As a result, the Fund is subject to general credit risk associated with such companies. At December 31, 2000, the Fund has unfunded commitments to borrowers of $36.8 million, all of which have expired.

The Fund's investments in warrants and stock are entirely within the United States and are diversified among the following industries. The percentage of net assets that each industry group represents is shown with the industry totals:

                                                                                   Percentage of
                                                           Warrants and        Shareholders' Equity
                  Industry                                 Stock Value             (Net Assets)
--------------------------------------------------------------------------------------------------
Biotechnology                                              $381,471.00                 1.79%
Communications equipment                                     4,946,158                23.31%
Communications service provider                                 93,114                 0.44%
Computer and peripherals                                        15,000                 0.07%
Internet                                                       229,227                 1.08%
Medical devices                                                378,018                 1.78%
Photonics                                                        9,600                 0.05%
Semiconductor                                                4,605,196                21.70%
Semiconductor equipment                                         25,000                 0.12%
Software                                                       238,162                 1.12%
Other                                                           40,000                 0.19%
                                                     ---------------------------------------------
Total warrants and stock value                             $10,960,946                51.65%
                                                     =============================================

Within the communications equipment segment, the Fund's holdings in ONI Systems represented $4.9 million or 23% of net assets. Within the semiconductor segment, the Fund's holdings in Transmeta Corporation represented $4.5 million or 21% of net assets. No other security represented over 5% of net assets.

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

SFAS No. 133 is effective for fiscal years beginning after June 15, 2000, and the Fund has adopted its provisions effective July 1, 2000. Derivatives that are used to hedge the company's floating rate debt are now marked to market at the end of each quarter. The resulting gain or loss is recorded as an increase or decrease in unrealized gains from other security transactions. The market value of the instrument is treated either an asset or as a liability depending on if its value is negative or positive.

5.  CHANGE IN ACCOUNTING PRINCIPLE

In the 2nd quarter of Fiscal Year End June 30, 2000, the Company changed its method of accounting for its incentive management fee. The previous method was to record the incentive management fee as the Company became legally obligated. The new method is to record the fee based on the Company's current income. According to the management of the Company, this change was made to more closely match the incentive fee to current performance. The new method has been applied to management incentive fee calculations of prior years. The $9,302,185 cumulative effect of the change on prior years is included in income of the 3 months ended September 30, 1999. The effect of the change on the quarter ended December 31, 1999 was to decrease income before cumulative effect of a change in accounting principle $822,579 ($17.02 per share). The effect of the change on the six months ended December 31, 1999 was to decrease income before cumulative effect of change in accounting principle $10,933,536 ($226.28 per share) and net income $20,235,721 ($418.80 per share). The pro forma amounts reflect the effect of retroactive application on management incentive fees and the change in provisions for incentive compensation that would have been made in 1998.

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

         The Fund's shares of Common Stock, $.001 par value ("Shares") were sold to subscribers pursuant to capital calls made through August 1998. Total committed capital of $46.6 million has been fully funded as of December 31, 2000. The Fund has completed its investment period and will now focus on efficiently managing the Fund's portfolio. As of December 31, 2000, the Fund has distributed $245.7 million to its investors.

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


RESULTS OF OPERATIONS -- FOR THE THREE AND SIX MONTHS ENDED DECEMBER 31, 2000 AND 1999

         Total investment income for the three months ending December 31, 2000 and 1999 was $0.6 million and $1.7 million, respectively, of which $0.6 million and $1.5 million, consisted of interest on venture loans and leases outstanding during the period. The remaining income consisted of interest on the temporary investment of cash and late fees collected. Total investment income for the six months ended December 31, 2000 and 1999 was $1.4 million and $3.6 million respectively, of which $1.3 million and $3.4 million, consisted of interest on venture loans and leases outstanding during the period. The remaining income consisted of interest on the temporary investment of cash and late fees collected. The decrease in investment income reflects the decrease in loans and leases outstanding from December 31, 1999 to December 31, 2000.

         Expenses for the three months ended December 31, 2000 and 1999 were $0.3 million and $1.2 million, respectively, resulting in net investment income of $0.4 million and $0.5 million, respectively. Expenses for the six months ended December 31, 2000 and 1999 were $0.6 million and $2.7 million, respectively. Interest expense declined during the three months and six months ended December 31, 2000 primarily reflecting the complete repayment of bank loans by December 31, 2000 from a balance of $17.2 million on December 31, 1999. Management fees decreased from $0.8 million for the three months ended December 31, 1999 to $0.2 million for the three months ended December 31, 2000 and decreased from $1.5 million for the six months ended December 31, 1999 to $0.3 million for the six months ended December 31, 2000; reflecting the decreased asset base throughout the year upon which fees are calculated. The decrease in the asset base reflected the decreased value of the Fund's publicly traded securities, the decrease in venture loans outstanding, and a decrease in cash held.

         Other operating expenses were $0.2 million and $0.5 million for the six months ended December 31, 2000 and 1999 respectively. A decline in legal expenses represented a majority of this decline in other operating expenses.

         The Fund experienced a reduction in unrealized gain from investment transactions of $14.2 million for the three months ended December 31, 1999 as compared to an increase of $2.2 million for the three months ended December 31, 2000. For the six months ended December 31, 2000 the fund experienced a reduction in unrealized gain from investment transactions of $7.5 million as compared to an increase of $9.9 million for the six months ended December 31, 1999. Most of the increase in unrealized gain for the three months ended December 31, 2000 and the decrease in unrealized gain for the six months ended December 31, 2000 was caused by the change in value of restricted warrants and stocks during these periods.

         The Fund had $0.0 million and $1.2 million of realized gains during the three and six months ended December 31, 2000, respectively as compared to $163.5 million and $186.1 million, respectively in the same period in 1999. These gains were generated by sales and distributions of stock in several of the Fund's portfolio companies. Warrants with readily ascertainable market values are assigned a fair value based on the difference, if any, between the exercise price of the warrant and the fair value of the equity securities for which the warrant may be exercised, adjusted for illiquidity. The larger realized gains in 1999 were due to the larger volume and value of the sales transactions and distributions of stock.

         Net income before cumulative effect and net income for the three months ended December 31, 2000 was $2.1 million compared to net income of $120.6 million for the three months ended December 31, 1999. Net loss before cumulative effect for the six months ended December 31, 2000 was $4.4 million compared to net income of $157.6 million for the six months ended December 31, 1999. On a per share basis, for the three month period ended December 31, 2000 and 1999, net income before cumulative effect of a change in accounting principle was $42.47 and $2,495.05 respectively. On a per share basis, for the six month period ended December 31, 2000 and 1999, net income (loss) before cumulative effect of a change in accounting principle was ($91.04) and $3,260.82 respectively.

         In the 2nd quarter of Fiscal Year End June 30, 2000, the Company changed its method of accounting for its incentive management fee. The previous method was to record the incentive management fee as the Company became legally obligated. The new method is to record the fee based on the Company's current income. According to the management of the Company, this change was made to more closely match the incentive fee to current performance. The new method has been applied to management incentive fee calculations of prior years. The $9.3 million cumulative effect of the change on prior years is included in income of the 3 months ended September 30, 1999. The effect of the change on the quarter ended December 31, 1999 was to decrease income before cumulative effect of a change in accounting principle $0.8 million ($17.02 per share). The effect of the change on the six months ended December 31, 1999 was to decrease income before cumulative effect of change in accounting principle $10.9 million ($226.28 per share) and net income $20.2 million ($418.80 per share). The pro forma amounts reflect the effect of retroactive application on management incentive fees and the change in provisions for incentive compensation that would have been made in 1998.

LIQUIDITY AND CAPITAL RESOURCES -- DECEMBER 31, 2000 AND JUNE 30, 2000

         Total capital committed to the purchase of shares pursuant to subscription agreements was approximately $46.6 million at December 31, 2000. As of December 31, 2000, 100% of committed capital was called to fund investments in venture loans and leases and to meet the Fund's expenses.

         The Fund had in place a securitization debt facility to finance the acquisition of asset-based loans and leases. The principal balance is a 47-month term loan. As of December 31, 2000, $0 was outstanding under this facility, compared with $8.3 million as of June 30, 2000. The Fund enters into interest rate swap transactions to hedge its interest rate on the debt facility. At December 31, 2000, the Fund had no interest rate swap transactions outstanding. The effect of these swap transactions was to convert the variable LIBOR rate into a fixed rate. As of December 31, 2000, 12% of the Fund's assets consisted of cash and cash equivalents, compared to 21% as of June 30, 2000. Cumulative amounts disbursed under the Fund's loan commitments remained the same as of December 31, 2000 compared to June 30, 2000. Net loan amounts outstanding after amortization decreased by approximately $7.6 million. Unfunded commitments remained the same.

============================== ==================== ===================== =================== ======================
As of:                          Amount Disbursed    Principal Reduction        Balance        Unfunded Commitments
                                                                             Outstanding
------------------------------ -------------------- --------------------- ------------------- ----------------------
December 31, 2000              $144.4 million       $130.8 million        $13.6 million       $37.0 million
------------------------------ -------------------- --------------------- ------------------- ----------------------
June 30, 2000                  $144.4 million       $122.3 million        $22.1 million       $36.8 million
============================== ==================== ===================== =================== ======================

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

         The Fund manages its market risk by maintaining a portfolio that is diverse by industry, size of investment, stage of development, and borrower. The Fund has limited exposure to public market price fluctuations as the Fund primarily invests in private business enterprises. Since there is typically no public market for the equity interests of the companies in which the Fund invests, the valuation of the equity interests in the Fund's portfolio is subject to the estimate of the Fund's management. In the absence of a readily ascertainable market value, the estimated value of the Fund's portfolio of equity interests may differ significantly from the values that would be placed on the portfolio if a ready market for the equity interests existed. Any changes in estimated value are recorded in the Fund's statement of operations as "Net unrealized gains (losses)." Each hypothetical 1% increase or decrease in value of the Fund's portfolio of equity interests of $11.0 million at December 31, 2000 would have resulted in unrealized gains or losses and would have increased or decreased net income for the six months period by approximately 2.3%.

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

                  None


SIGNATURES

                  Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned duly authorized.


VENTURE LENDING & LEASING, INC.
(Registrant)

By:  /s/ Ronald W. Swenson                 By:  /s/ Brian R. Best
     ------------------------------------       -------------------------------
     Ronald W. Swenson                          Brian Best
     Chairman and Chief Executive Officer       Chief Financial Officer
     Date:  February 13, 2001                   Date:  February 13, 2001