Form 10-Q
period 2001-03-31
VENTURE LENDING & LEASING INC
filed 2001-05-14
CIK 913570

FORM 10-Q

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

☒           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                                           SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ending March 31, 2001

☐           TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                                           SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________ to ______________

Commission file number 814-00132

Venture Lending & Leasing, Inc.
(Exact Name of Registrant as specified in its charter)

Maryland	13-3775187
(State or other jurisdiction of incorporation or or organization)	(I.R.S. Employer Identification No.)

2010 North First Street, Suite 310, San Jose, CA 95131
(Address of principal executive offices)
(Zip Code)

(408) 436-8577
(Registrant’s telephone number, including area code)

          Indicate by check mark whether the registrant has (i) filed all reports required to be filed by Section 13 or 15(d) of the Securities and Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (ii) has been subject to such filing requirements for the past 90 days.
Yes ☒   No ☐

          Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Class	Outstanding as of April 10, 2001
Common Stock, $.001 par value	48,318.58

VENTURE LENDING & LEASING, INC.

VENTURE LENDING & LEASING, INC.

STATEMENTS OF FINANCIAL POSITION (UNAUDITED)
AS OF MARCH 31, 2001 AND JUNE 30, 2000

ASSETS
Loans, at estimated fair value (Cost of $7,932,133 and $22,072,985)	$7,610,140	$20,127,985
Investments in securities, at estimated fair value (Cost of $1,214,554 and $1,271,145)	9,641,311	19,371,525
Cash and cash equivalents	5,520,645	11,121,890
Other assets	695,636	1,561,171

Total assets	23,467,732	52,182,571

LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities:
Bank loans	-	8,292,805
Accrued management & incentive fees	4,703,523	8,934,282
Accounts payable and other accrued liabilities	536,803	533,523

Total liabilities	5,240,326	17,760,610

Shareholders' equity:
Common stock, $.001 par value:
Authorized - 100,000 shares Issued and outstanding - 48,318.58 Shares	49	49
Capital in excess of par value	46,641,051	46,641,051
Distributions	(248,099,220)	(236,898,489)
Accumulated earnings	219,685,526	224,679,350
Total shareholders' equity	18,227,406	34,421,961

Total liabilities and shareholders' equity	$23,467,732	$52,182,571

The accompanying notes are an integral part of these statements

VENTURE LENDING & LEASING, INC.

STATEMENTS OF OPERATIONS (UNAUDITED)
FOR THE THREE AND NINE MONTHS ENDED MARCH 31, 2001 AND 2000

	For the Three Months Ended March 31, 2001	For the Three Months Ended March 31, 2000	For the Nine Months Ended March 31, 2001	For the Nine Months Ended March 31, 2000

INVESTMENT INCOME:
Interest on loans	$474,965	$1,342,571	$1,751,214	$4,705,366
Interest on short-term investments	62,901	196,397	182,462	435,344
Total investment income	537,866	1,538,968	1,933,676	5,140,710

EXPENSES:
Management fees	146,673	304,252	493,979	1,811,162
Interest expense	-	262,230	98,541	948,055
Other operating expenses	63,065	143,927	215,091	607,495
Total expenses	209,738	710,409	807,611	3,366,712
Net investment income	328,128	828,559	1,126,065	1,773,998
Net change in unrealized gain from investment transactions	(548,951)	(23,271,439)	(8,050,616)	(13,368,438)
Net realized gain (loss) from investment transactions	(522,638)	33,333,757	682,272	219,424,917
Incentive management fee	148,692	(2,177,969)	1,248,455	(41,559,521)
Income (loss) before cumulative effect of a change in accounting principle	$(594,769)	$8,712,908	$(4,993,824)	$166,270,956
Cumulative effect on prior years (To June 30, 1999) of change in accounting principle (Note 5)	-	-	-	(9,302,185)
Net Income (loss)	$(594,769)	$8,712,908	$(4,993,824)	$156,968,771
Amounts per common share:
Income (loss) before cumulative effect of a change in accounting principle	$(12.31)	$180.32	$(103.35)	$3,441.14
Cumulative effect on prior years (To June 30, 1999) of change in accounting principle (Note 5)	-	-	-	(192.52)
Net Income (loss)	$(12.31)	$180.32	$(103.35)	$3,248.62
Weighted average shares outstanding	48,318.58	48,318.58	48,318.58	48,318.58

Pro Forma amounts assuming the new method is applied retroactively (Note 5)
Net Income (loss)	$(594,769)	$8,712,909	$(4,993,824)	$166,270,956
Net Income (loss) per common share	$(12.31)	$180.32	$(103.35)	$3,441.14

The accompanying notes are an integral part of these statements

VENTURE  LENDING & LEASING, INC.

STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (UNAUDITED)
FOR THE YEAR ENDED JUNE 30, 2000 AND
THE NINE MONTHS ENDED MARCH 31, 2001

	Common Stock		Capital in Excess of Par Value	Distributions	Accumulated Earnings	Total
	Shares	Amount

BALANCE, JUNE 30, 1999	$48,318.58	$49	$46,641,051	$(43,050,082)	$54,462,966	$58,053,984

Distributions		-	-	(193,848,407)	-	(193,848,407)
Net income		-	-	-	170,216,384	170,216,384
BALANCE, JUNE 30, 2000	48,318.58	49	46,641,051	(236,898,489)	224,679,350	34,421,961

Distributions		-	-	(11,200,731)	-	(11,200,731)
Net loss		-	-	-	(4,993,824)	(4,993,824)
BALANCE, MARCH 31, 2001	$48,318.58	$49	$46,641,051	$(248,099,220)	$219,685,526	$18,227,406

The accompanying notes are an integral part of these statements

VENTURE LENDING & LEASING, INC.

STATEMENTS OF CASH FLOWS (UNAUDITED)
FOR THE NINE MONTHS ENDED MARCH 31, 2001 AND 2000

	For the Nine Months Ended March 31, 2001	For the Nine Months Ended March 31, 2000
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(4,993,824)	$156,968,771
Adjustments to reconcile net income to net cash used in operating activities:
Amortization of deferred assests	42,293	59,136
Net change in unrealized gain from investment transactions	8,050,616	13,513,438
Net realized gain on investment transactions	(682,272)	(220,301,140)
Decrease (increase) in other assets	823,240	(1,204,277)
Increase (decrease) in accounts payable and other accrued liabilities and management fees	(4,227,479)	7,352,935
Net cash used in operating activities	(987,426)	(43,611,137)
CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of loans	-	(1,114,267)
Principal payments on loans	13,165,891	22,418,881
Proceeds from sale of securities	1,903,089	226,285,217
Acquisition of warrants and stock	(189,263)	(1,605,350)
Net cash provided by investing activities	14,879,717	245,984,481
CASH FLOWS FROM FINANCING ACTIVITIES:
Distributions to shareholders	(11,200,731)	(187,767,996)
Repayment of bank loans	(8,292,805)	(9,313,862)
Net cash used in financing activities	(19,493,536)	(197,081,858)
Net increase (decrease) in cash and cash equivalents	(5,601,245)	5,291,486

CASH AND CASH EQUIVALENTS:
Beginning of period	11,121,890	1,748,410
End of period	$5,520,645	$7,039,896
CASH PAID DURING THE PERIOD FOR:
Interest	$104,106	$952,452
NONCASH TRANSACTIONS:Distributions of investment securities to shareholders	$-	$69,371,523

The accompanying notes are an integral part of these statements.

VENTURE LENDING & LEASING, INC.

NOTES TO FINANCIAL STATEMENTS (UNAUDITED)
MARCH 31, 2001

1.  BASIS OF PRESENTATION

The accompanying condensed financial statements in Management's opinion, include all adjustments  (consisting only of normal recurring adjustments) necessary for a fair presentation of financial position and results of operations for interim periods. Certain information and note disclosures normally included in audited annual financial statements prepared in accordance with generally accepted accounting principles have been omitted; however, the Fund believes that the disclosures made are adequate to make the information presented not misleading.  Certain amounts in the prior year financial statements have been reclassified to conform to the current financial statement presentation.  These reclassifications had no impact on previously reported net income or shareholders’ equity.  The interim results for the nine months ended March 31, 2001 and 2000, are not necessarily indicative of the results for the full year.  It is suggested that these financial statements be read in conjunction with the financial statements and the notes included in the Fund's Annual Report for the year ended June 30, 2000.

2.  SUMMARY OF INVESTMENTS:

Loans and leases generally are made to borrowers pursuant to commitments whereby the Fund commits to finance assets up to a specified amount for the term of the commitments, upon the terms and subject to the conditions specified by such commitment.  The Fund’s investments in loans and leases are entirely within the United States and are diversified among the industries shown below.  The percentage of shareholders’ equity (net assets) that each industry group represents is shown with the industry totals below.  (The sum of the percentages does not equal 100 percent because the percentages are based on net assets as opposed to total loans and leases.

Biotechnology
Ceres	$681,676
Gene Logic	185,125
Nobex	249,971
Subtotal: 6.1%	$1,116,772

Communication Equipment
Cisco Systems [Cerent]	$632,441
mDiversity	539,575
Subtotal: 6.4%	$1,172,016

Communication Service Providers
Exodus	$437,674
Subtotal: 2.4%	$437,674

Computers & Peripherals
Aptix	$21,900
DAS Devices	77,257
Headway Technologies	247,999
Quantum3D	7,131
Subtotal: 1.9%	$354,287

Internet
Adforce	$201,557
Keynote Systems	75,234
NetRatings	75,502
Visual Networks	69,334
Subtotal: 2.3%	$421,627

Medical Devices
Encelle	$18,852
HeartStent	22,063
Integ	1,106,326
SurVivaLink	152,218
Visionary BioMedical	77,496
Volumetrics	73,763
Subtotal: 8.0%	$1,450,718

Other
Webvan	$745,657
Subtotal: 4.1%	$745,657

Photonics
Lightwave Microsystems	$70,194
Subtotal: 0.4%	$70,194

Semiconductors
HotRail	$166,162
I-Cube	69,339
iCompression	35,845
TeleCruz	162,964
Transmeta	905,470
Subtotal: 7.4%	$1,339,780

Software
Documentum	$12,783
E.piphany [RightPoint]	23,675
MineShare	138,251
Personic Software	226,040
Tenth Planet	36,703
Zero-In Design	63,963
Subtotal: 2.8%	$501,415

Total: 41.8%	$7,610,140

As of March 31, 2001, loans with a cost basis of $0.5 million dollars and a fair value of $0.2 million have been classified as non-accrual.

The Fund provides asset-based financing primarily to start-up and emerging growth venture-capital-backed companies.  As a result, the Fund is subject to general credit risk associated with such companies. The fund has no remaining commitments to borrowers.

The Fund’s investments in warrants and stock are entirely within the United States and are diversified among the following industries.  The percentage of net assets that each industry group represents is shown with the industry totals:

Industry	Warrants and Stock Value	Percentage of Shareholders' Equity (Net Assets)
Biotechnology	$192,136	1.05%
Communications equipment	$3,360,075	18.44%
Communications service provider	$84,000	0.46%
Computer and peripherals	$15,000	0.08%
Internet	$175,572	0.96%
Medical devices	$442,617	2.43%
Photonics	$9,600	0.05%
Semiconductor	$5,222,160	28.65%
Semiconductor equipment	$25,000	0.14%
Software	$75,151	0.41%
Other	$40,000	0.22%

Total Warrants and Stock	$9,641,311	52.89%

Within the communications equipment segment, the Fund’s holdings in ONI Systems represented $3.3 million or 18% of net assets.  Within the semiconductor segment, the Fund’s holdings in Transmeta Corporation represented $5.2 million or 28% of net assets.   No other security represented over 5% of net assets.

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

4.  IMPLEMENTATION OF FINANCIAL ACCOUNTING STANDARDS:

In June 1998, the Financial Accounting Standards Board (FASB) issued SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities.”  SFAS No. 133 establishes accounting and reporting standards requiring that every derivative instrument (including certain derivative instruments embedded in other contracts) be recorded in the balance sheet as either an asset or liability measured at its fair value.  SFAS No. 133 requires that changes in the derivative’s fair value be recognized currently in earnings.

SFAS No. 133 is effective for fiscal years beginning after June 15, 2000, and the Fund has adopted its provisions effective July 1, 2000. Derivatives that are used to hedge the company’s floating rate debt are now marked to market at the end of each quarter.  The resulting gain or loss is recorded as an increase or decrease in unrealized gains from other security transactions.  The market value of the instrument is treated either an asset or as a liability depending on if its value is negative or positive.  The fund held no derivative instruments as of March 31, 2001.

5.  CHANGE IN ACCOUNTING PRINCIPLE

In the 2nd quarter of Fiscal Year End June 30, 2000, the Company changed its method of accounting for its incentive management fee.  The previous method was to record the incentive management fee as the Company became legally obligated.  The new method is to record the fee based on the Company’s current income.  According to the management of the Company, this change was made to more closely match the incentive fee to current performance. The new method has been applied to management incentive fee calculations of prior years.  The $9,302,185 cumulative effect of the change on prior years is included in income of the 3 months ended September 30, 1999.  The effect of the change on the quarter ended March 31, 2000 was to increase income by $13,422,031 ($277.78 per share).  The effect of the change on the nine months ended March 31, 2000 was to increase income before cumulative effect of change in accounting principle $2,488,495 ($51.50 per share) and decrease net income $6,813,690 ($141.02 per share).  The pro forma amounts reflect the effect of retroactive application on management incentive fees and the change in provisions for incentive compensation that would have been made in 1998.

6.  RIC STATUS

As of March 31, 2001, the Fund has met the requirements to qualify as a regulated investment company (RIC) under the Internal Revenue Code of 1986 and filed for such registration.  Because the Fund did not acquire assets during the quarter, the diversification requirement to qualify as a RIC was not applicable for the quarter.  Had this requirement existed, the Fund would not have met the diversification requirement.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

General

             Venture Lending & Leasing, Inc. (“Fund”) is a non-diversified closed-end management investment company electing status as a “business development company” (“BDC”) under the Investment Company Act of 1940 (“1940 Act”) whose investment objective is to achieve a high total return.  The Fund provides asset-based financing to carefully selected venture capital-backed companies, in the form of secured loans.  The Fund generally receives warrants to acquire equity securities in connection with its portfolio investments.

             The Fund’s shares of Common Stock, $.001 par value (‘Shares”) were sold to subscribers pursuant to capital calls made through August 1998. Total committed capital of $46.6 million has been fully funded as of March 31, 2001. The Fund has completed its investment period and will now focus on efficiently managing the Fund’s portfolio. As of March 31, 2001, the Fund has distributed $248.1 million to its investors.

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

Results of Operations -- For the three and six months ended March 31, 2001 and 1999

             Total investment income for the three months ending March 31, 2001 and 2000 was $0.5 million and $1.5 million, respectively, of which $0.5 million and $1.3 million, consisted of interest on venture loans and leases outstanding during the period. The remaining income consisted of interest on the temporary investment of cash and late fees collected. Total investment income for the nine months ended March 31, 2001 and 2000 was $1.9 million and $5.1 million respectively, of which $1.8 million and $4.7 million consisted of interest on venture loans and leases outstanding during the period.  The remaining income consisted of interest on the temporary investment of cash and late fees collected.  The decrease in investment income reflects the decrease in loans and leases outstanding from March 31, 2000 to March 31, 2001.

             Expenses for the three months ended March 31, 2001 and 2000 were $0.2 million and $0.7 million, respectively, resulting in net investment income of $0.3 million and $0.8 million, respectively.  Expenses for the nine months ended March 31, 2001 and 2000 were $0.8 million and $3.4 million, respectively.  Interest expense declined during the three months and nine months ended March 31, 2001 primarily reflecting the complete repayment of bank loans by March 31, 2001 from a balance of $8.3 million on March 31, 2000.  Management fees decreased from $0.3 million for the three months ended March 31, 2000 to $0.1 million for the three months ended March 31, 2001 and decreased from $1.8 million for the nine months ended March 31, 2000 to $0.5 million for the nine months ended March 31, 2001; reflecting the decreased asset base throughout the year upon which fees are calculated. The decrease in the asset base reflected the decreased value of the Fund’s publicly traded securities and the decrease in venture loans outstanding.

                          Other operating expenses were $0.2 million and $0.6 million for the nine months ended March 31, 2001 and 2000 respectively.  A decline in legal expenses and bank facility fees represented a majority of this decline in other operating expenses.

             The Fund experienced a reduction in unrealized gain from investment transactions of $23.2 million for the three months ended March 31, 2000 as compared to a decrease of $0.5 million for the three months ended March 31, 2001.  For the nine months ended March 31, 2001 the fund experienced a reduction in unrealized gain from investment transactions of $8.1 million as compared to an decrease of $13.4 million for the nine months ended March 31, 2000.  Most of the decrease in unrealized loss for the three and nine months ended March 31, 2001 and 2000 was caused by the change in value of restricted warrants and stocks during these periods.

             The Fund had a realized loss of $0.5 million during the three months ended March 31, 2001 as opposed to a realized gain from investment transactions of $33.3 million for the three months ended March 31, 2000.   The realized loss for the period ended March 31, 2001 was due to writing off a portion of a loan, partially offset by realized gains from the sale of equity securities.  The fund realized gains of $0.7 million and $219.4 million during the nine months ended March 31, 2001 and March 31, 2000 respectively.  These gains were generated by sales and distributions of stock in several of the Fund’s portfolio companies, partially reduced by realized losses on loans. Warrants with readily ascertainable market values are assigned a fair value based on the difference, if any, between the exercise price of the warrant and the fair value of the equity securities for which the warrant may be exercised, adjusted for illiquidity. The larger realized gains in 2000 were due to the larger volume and value of the sales transactions and distributions of stock.

             Net loss before cumulative effect and net income for the three months ended March 31, 2001 was $0.6 million compared to net income of $8.7 million for the three months ended March 31, 2000.  Net loss before cumulative effect for the nine months ended March 31, 2001 was $5.0 million compared to net income of $166.3 million for the nine months ended March 31, 2000.  On a per share basis, for the three and nine month period ended March 31, 2001, net loss before cumulative effect of a change in accounting principle was $12.31 and $103.35 respectively.  On a per share basis, for the three and nine month period ended March 31, 2000, net income  was $180.32 and $3,248.62 respectively.

In the 2nd quarter of Fiscal Year End June 30, 2000, the Company changed its method of accounting for its incentive management fee.  The previous method was to record the incentive management fee as the Company became legally obligated.  The new method is to record the fee based on the Company’s current income.  According to the management of the Company, this change was made to more closely match the incentive fee to current performance. The new method has been applied to management incentive fee calculations of prior years.  The $9,302,185 cumulative effect of the change on prior years is included in income of the 3 months ended September 30, 1999.  The effect of the change on the quarter ended March 31, 2000 was to increase income by $13,422,031 ($277.78 per share).  The effect of the change on the nine months ended March 31, 2000 was to increase income before cumulative effect of change in accounting principle $2,488,495 ($51.50 per share) and decrease net income $6,813,690 ($141.02 per share).  The pro forma amounts reflect the effect of retroactive application on management incentive fees and the change in provisions for incentive compensation that would have been made in 1998.

Liquidity and Capital Resources -- March 31, 2001 and June 30, 2000

             Total capital committed to the purchase of shares pursuant to subscription agreements was approximately $46.6 million at March 31, 2001. As of March 31, 2001, 100% of committed capital was called to fund investments in venture loans and leases and to meet the Fund’s expenses.

             The Fund had in place a securitization debt facility to finance the acquisition of asset-based loans.  The principal balance was repaid as a 47-month term loan.  As of  March 31, 2001, there was no outstanding balance under this facility, compared with $8.3 million as of June 30, 2000. The Fund entered into interest rate swap transactions to hedge its interest rate on the debt facility. At March 31, 2001, the Fund had no interest rate swap transactions outstanding. The effect of these swap transactions was to convert the variable LIBOR rate into a fixed rate.  As of March 31, 2001, 24% of the Fund’s assets consisted of cash and cash equivalents, compared to 21% as of June 30, 2000.  Cumulative amounts disbursed under the Fund’s loan commitments remained the same as of March 31, 2001 compared to June 30, 2000. Net loan amounts outstanding after amortization decreased by approximately $14.2 million. Unfunded commitments remained the same.

As of:	Amount Disbursed	Principal Reduction	Balance Outstanding	Unfunded Commitments
March 31, 2001	$144.4 million	$136.4 million	$7.9 million	$36.8 million
June 30, 2000	$144.4 million	$122.3 million	$22.1 million	$36.8 million

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

             The Fund manages its market risk by maintaining a portfolio that is diverse by industry, size of investment, stage of development, and borrower.  The Fund primarily invests in private business enterprises.   Since there is typically no public market for the equity interests of the companies in which the Fund invests, the valuation of the equity interests in the Fund's portfolio is subject to the estimate of the Fund's management. In the absence of a readily ascertainable market value, the estimated value of the Fund's portfolio of equity interests may differ significantly from the values that would be placed on the portfolio if a ready market for the equity interests existed. Any changes in estimated value are recorded in the Fund's statement of operations as "Net unrealized gains (losses)." The Fund has some exposure to public market price fluctuations for the equity interests that it holds which have a public market.   Each hypothetical 1% increase or decrease in value of the Fund's portfolio of equity interests of $9.6 million at March 31, 2001 would have resulted in unrealized gains or losses and would have increased or decreased net income for the nine months period by approximately 1.9%.

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

PART II — OTHER INFORMATION

Item 1.  Legal Proceedings

                           The Fund may become party to certain lawsuits from time to time in the normal course of business.  While the outcome of these legal proceedings cannot at this time be predicted with certainty, the Fund does not expect these proceedings will have a material effect upon the Fund’s financial condition or results of operation.

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

VENTURE LENDING & LEASING, INC.
(Registrant)

By:	/S/ Ronald W. Swenson	By:	/S/ Brian R. Best
Ronald W. Swenson		Brian Best
Chairman and Chief Executive Officer		Chief Financial Officer
Date:	May 13, 2001	Date:	May 13, 2001