Form 10-K
period 2001-06-30
VENTURE LENDING & LEASING INC
filed 2001-09-27
CIK 913570

SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                  FORM 10-K

[X]             ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D)
                   OF THE SECURITIES EXCHANGE ACT OF 1934
                   For the fiscal year ended June 30, 2001

                                     OR

[  ]          TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D)
                   OF THE SECURITIES EXCHANGE ACT OF 1934
              For the transition period from _______ to _______

                      Commission File Number 0-22618
                      VENTURE LENDING & LEASING, INC.
           (Exact name of registrant as specified in its charter)

               Maryland                                  13-3775187
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

	Indicate by check mark whether the registrant has (i) filed all reports required to be filed by Section 13 or 15(d) of the Securities and Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (ii) has been subject to such filing requirements for the past 90 days: Yes X No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated be reference in Part II of this Form 10-K or any amendment to this Form 10-K: X

As the registrant's shares are not publicly-traded, the aggregate market value of the voting stock held by non-affiliates of the registrant cannot be determined.

The number of shares outstanding of each of the issuer's classes of common stock, as of September 15, 2001 was 48,318.58.

	DOCUMENTS INCORPORATED BY REFERENCE

DOCUMENT DESCRIPTION                                                                       10-K PART
Specifically Identified Portions of the Registrant's Proxy Statement for the
Annual Meeting of Shareholders to be held November 14, 2001                                  III


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

	The Fund's shares of Common Stock, $.001 par value ('Shares") were sold to subscribers pursuant to capital calls made through August 8, 1997. Total committed capital of $46.6 million has been fully funded as of June 30, 2000.

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

	To qualify as a RIC, the Fund must meet the issuer diversification standards under the Internal Revenue Code that require that, at the close of each quarter of the Fund's taxable year in which there is an acquisition of a security, (i) not more than 25% of the market value of its total assets is invested in the securities of a single issuer and (ii) at least 50% of the market value of its total assets is represented by cash, cash items, government securities, securities of other RICs and other securities (with each investment in such other securities limited so that not more than 5% of the market value of the Fund's total assets is invested in the securities of a single issuer and the Fund does not own more than 10% of the outstanding voting securities of a single issuer). For purposes of the diversification requirements under the Internal Revenue Code, the percentage of the Fund's total assets "invested" in securities of a company will be deemed to refer, in the case of financings in which the Fund commits to provide financing prior to funding the commitment, to the amount of the Fund's total assets represented by the value of the securities issued by the borrower or lessee to the Fund at the time each portion of the commitment is funded.

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

	Many of the transactions involving a company and its affiliates (as well as afiliates of those afiliates) which were prohibited without the prior approval of the SEC under the 1940 Act prior to its amendment by the 1980 Provisions are permissible for BDCs, including the Fund, upon the prior approval of a majority of the Fund's disinterested directors and a majority of the directors having no financial interest in the transactions. However, certain transactions involving certain persons related to the Fund, including its directors, officers, and the Managers, may still require the prior approval of the SEC. In general, (i) any person who owns, controls, or holds power to vote, more than 5% of the Fund's outstanding Shares (ii) any director, executive officer, or general partner of that person; and (iii) any person who directly or indirectly controls, is controlled by, or is under common control with, that person, must obtain the prior approval of a majority of the Fund's disinterested directors, and, in some situations, the prior approval of the SEC, before engaging in certain transactions involving the person or any company controlled by the Fund. The 1940 Act generally does not restrict transactions between the Fund and its eligible portfolio companies. While a BDC may change the nature of its business so as to cease being a BDC (and in connection therewith withdraw its election to be treated as a BDC) only if authorized to do so by a majority vote (as defined by the 1940 Act) of its outstanding voting securities, shareholder approval of changes in other fundamental investment policies of a BDC is not required (in contrast to the general 1940 Act requirement, which requires shareholder approval for a change in any fundamental investment policy).

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

	No matters were submitted to a vote of the Fund's security holders during the last quarter of the fiscal year ended June 30, 2001.


The following are the executive officers of the Fund. All officers serve at the pleasure of the Board.

EXECUTIVE OFFICERS OF THE FUND

NAME AND POSITION WITH FUND  AGE  OCCUPATION DURING PAST FIVE YEARS
---------------------------  ---  ---------------------------------
Ronald W. Swenson, Director, 56   President and Director, Westech Investment Advisors since 1994, and President and Director,
Chairman and Chief Executive      Western Technology Investments since 1980
Officer

Salvador O. Gutierrez,       58   Senior Vice President and Director, Westech Investment Advisors since 1994, and Senior Vice
Director, President               President, Western Technology Investment since 1987.

George W. Siguler,           54   Managing Director, Siguler Guff Advisers & affiliates since 1995; Managing Director of Mitchell
Executive Vice President          Hutchins Institutional Investors from 1991 to 1995.  Director and President, Associated Capital
and Advisory Director             Advisers, Inc. (investment management firm) from 1990 to 1991, Vice Chairman and a director of
                                  Monarch Capital Corporation (financial services holding company) from 1984 to 1991.

Brian R. Best                35   Vice President, Westech Investment Advisors since 1999; Associate, Westech Investment Advisors
Vice President, CFO, and          since 1997
Secretary

Donald P. Spencer,           46   Managing Director, Siguler Guff Advisers and affiliates since 1995; Senior Vice President (and
Vice President                    other positions), Mitchell Hutchins Institutional Investors and affiliates from 1989 to 1995.
and Assistant Secretary

	PART II.

ITEM 5.	MARKET FOR REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER MATTERS.

	The Fund's Common Stock is not listed on any securities exchange, and all holders of the Fund's Common Stock are subject to agreements significantly restricting the transferability of their shares.

	The approximate number of holders of record of the Fund's Common Stock at September 15, 2001 was 52.

	The Fund has established a policy of declaring dividends on a quarterly basis, with the most recent dividend being paid on July 3, 2001 to holders of record on May 31, 2001, in the amount of $99.35 per share. See "Dividends and Distributions" under Item 1 for a description of the Fund's dividend policies.

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

                                            For the Year      For the Year      For the Year      For the Year      For the Year
                                                Ended             Ended             Ended             Ended             Ended
                                           June 30, 2001     June 30, 2000     June 30, 1999     June 30, 1998     June 30, 1997
                                           -------------     -------------     -------------     -------------     -------------
Statement of Operations Data:
Investment Income:
    Interest on Loans and Leases              $2,030,110        $5,608,289       $11,545,419       $12,793,441        $7,314,618
    Interest on Short - Term investments         221,781           531,738           209,677           381,161           268,329
                                           -------------     -------------     -------------     -------------     -------------
	Total Investment Income                2,251,891         6,140,027        11,755,096        13,174,602         7,582,947
                                           -------------     -------------     -------------     -------------     -------------
Expenses:
    Management Fee                               601,841         2,138,686         1,905,721         2,307,014         1,438,118
    Interest Expense                              98,541         1,123,283         2,136,991         2,928,409         1,701,039
    Other OperatingExpense                       273,210           728,139           638,121           564,975           341,791
                                           -------------     -------------     -------------     -------------     -------------
	Total Expenses                           973,592         3,990,108         4,680,833         5,800,398         3,480,948
                                           -------------     -------------     -------------     -------------     -------------
Net Investment Income                          1,278,299         2,149,919         7,074,263         7,374,204         4,101,999
Net Change in Unrealized Gain
From Investments                             (12,478,870)       (7,861,062)       21,910,372           (41,374)          865,498
Net Realized Gain From Investments             4,936,451       230,101,137         4,185,108         4,993,372         1,463,670
Incentive Fee                                  1,252,824       (44,871,425)                -                 -                 -
                                           -------------     -------------     -------------     -------------     -------------
  Income (Loss) before cumulative effect
of change in accounting principle             (5,011,296)      179,518,569        33,169,743        12,326,202         6,431,167

Cumulative effect on prior years of
change in accounting principle                         -        (9,302,185)                -                 -                 -
                                           -------------     -------------     -------------     -------------     -------------
Net Income (Loss)                            $(5,011,296)     $170,216,384       $33,169,743       $12,326,202        $6,431,167
                                           =============     =============     =============     =============     =============

Amounts Per Common Share:
  Income (Loss) before cumulative effect
of change in accounting principle               $(103.71)        $3,715.28           $686.47           $260.30           $212.22
Cumulative effect on prior years of
change in accounting principle                         -           (192.52)                -                 -                 -
                                           -------------     -------------     -------------     -------------     -------------

Net Income (Loss) Per Share:                    $(103.71)        $3,522.76           $686.47           $260.30           $212.22
                                           =============     =============     =============     =============     =============

Weighted Average Shares Outstanding               48,319            48,319            48,319            47,354            30,304
                                           =============     =============     =============     =============     =============

Balance Sheet Data:                            As of             As of             As of             As of             As of
                                           June 30, 2001     June 30, 2000     June 30, 1999     June 30, 1998     June 30, 1997
                                           -------------     -------------     -------------     -------------     -------------

Total Assets                                 $17,257,933       $52,182,571       $81,705,700       $88,489,083       $71,848,759
Bank Loans                                   $         -        $8,292,805       $22,894,335       $36,114,059       $30,000,000

ITEM 7.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS.


RESULTS OF OPERATIONS --     YEARS ENDED JUNE 30, 2001 AND 2000

	Total investment income for the years ended June 30, 2001 and 2000 was $2.3 million and $6.1 million, respectively, of which $2.0 million and $5.6 million, respectively, consisted of interest on venture loans outstanding. Remaining income consisted primarily of interest on the temporary investment of cash, pending investment in venture loans, distributions to shareholders or application to the Fund's expenses. The decrease in investment income primarily reflects the decrease in loans outstanding from approximately $20.1 million as of June 30, 2000 to approximately $5.0 million as of June 30, 2001.

	Expenses for the years ended June 30, 2001 and 2000 were $1.0 million and $4.0 million, respectively, Interest expense declined to $0.1 million for the year ended June 30, 2001 from $1.1 million for the year ended
June 30, 2000, reflecting the complete reduction of bank loans from $8.3 million on June 30, 2000 to $0 on June 30, 2001. Management fees decreased from $2.1 million for the year ended June 30, 2000 to $0.6 million for the year ended June 30, 2000 reflecting a decreased asset base upon which fees are calculated for the period.

	The Fund's policy is to place a loan on nonaccrual status when either principal or interest has become past due for 90 days or more. When a loan is placed on nonaccrual status, all interest previously accrued but not collected is reversed. As of June 30, 2001 and 2000, the Fund had loans with a fair value of $0.2 million and $0.6 million respectively and a cost basis of $0.6 million and $2.6 million respectively to borrowers that were carried on a nonaccrual basis.

	Realized gain of the Fund's publicly traded stock and warrant portfolio for the years ended June 30, 2001 and 2000 was $4.9 million and $230.1 million respectively . These realized gains were a combination of the realization of previously unrealized gains from the previous years as well as the realization of additional gains from sales of securities. The realized gains for the year ended June 30, 2000 were much larger than a typical year due to the number and dollar value of warrant and stock gains. A majority of the decrease in realized gains is due to a more normalized transaction level and volume.

	The Fund had a negative change in unrealized gains from investments of $12.5 million and $7.9 million for the years ended June 30, 2001 and 2000 respectively. The increase in unrealized loss of the Fund's portfolio was primarily attributable to the realization of previously unrealized gains of the Fund's warrants to purchase stock in equity securities as well as the general price decline of the public securities held by the Fund. This is consistent with the reduction in the stock markets in general during the year ended
June 30, 2001. Included in the net change in unrealized gain from investments for the year ended June 30, 2001 and 2000, is a net increase of unrealized loss on loans and leases of $1.6 and $2.1 million respectively resulting from the write off of several loans.

	Incentive fee for the year ended June 30, 2000 was $44.9 million. Incentive fee for the year ended June 30, 2001 was ($1.3 million). The negative amount of incentive fees for the year ended June 30, 2001 was due to the net loss for the period and primarily reflects the decreasing value of the investment in securities.

	The Fund had a net loss prior to cumulative effect of change in accounting principle of $5.0 million for the year ended June 30, 2001 and net income prior to cumulative effect of change in accounting principle of $179.5 million for the year ended June 30, 2000. The Fund had a net loss of $5.0 million for the year ended June 30, 2001 and net income of $170.2 million for the year ended June 30, 2000.

	On a per share basis, for the years ended June 30, 2001 and 2000 net income (loss) before cumualative effect of change in accounting principle was $(103.71) and $3,715.28 respectively, and net income (loss) was $(103.71) and $3,522.76 respectively.


LIQUIDITY AND CAPITAL RESOURCES --     JUNE 30, 2001 AND JUNE 30, 2000

	Total capital committed to the purchase of Shares pursuant to subscription agreements was approximately $46.6 million at June 30, 2001 and 2000. As of June 30, 2001 and 2000, 100% of this committed capital was called to fund investments in venture loans and leases and to meet the Fund's expenses.

	The Fund had in place an $8.5 million securitization debt facility to finance the acquisition of asset-based loans as of June 30, 2000 which expired during the fiscal year ended June 30, 2001. The principal balance was a 47-month term loan As of June 30, 2000, $8.3 million was outstanding under this facility. As of June 30, 2001, the facility had been paid off and was not renewed. The Fund had also entered into interest rate swap transactions to hedge its interest rate on the debt facility. The effect of these swap transactions was convert the variable LIBOR rate into a fixed rate on the contract notional value. At June 30, 2001, the Fund had no interest rate swap transactions outstanding.

	As of June 30, 2001 41% of the Fund's assets consisted of cash and cash equivalents, compared with 21% as of June 30, 2000. The Fund no longer expends cash for additional venture loans. Net loan amounts outstanding after amortization decreased by approximately $15.1 million.

========================= ========================= ========================= ========================== ========================
Year Ending                       Amount Disbursed    Principal Amortization        Balance Outstanding      Unfunded Commitments
------------------------- ------------------------- ------------------------- -------------------------- ------------------------
June 30, 2001                       $144.4 million            $139.4 million               $5.0 million             $36.8 million
------------------------- ------------------------- ------------------------- -------------------------- ------------------------
June 30, 2000                       $144.4 million            $124.3 million              $20.1 million             $36.8 million
========================= ========================= ========================= ========================== ========================


	Because venture loans are privately negotiated transactions, investments in these assets are relatively illiquid. All of the unfunded commitments have expired and will never be funded.

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

JUNE 30, 2001 (UNAUDITED)

                                                                                  Three Months Ended
                                               -------------------  -------------------  -------------------  -------------------
                                                September 30, 2000    December 31, 2000       March 31, 2001        June 30, 2001
                                               -------------------  -------------------  -------------------  -------------------
Investment Income:
   Interest on Loans and Leases                           $718,448             $557,801             $474,965             $278,896
   Interest on Short -Term Investments                      76,274               43,287               62,901               39,319
                                               -------------------  -------------------  -------------------  -------------------
       Total Investment Income                             794,722              601,088              537,866              318,215
                                               -------------------  -------------------  -------------------  -------------------
Expenses:
   Management Fee                                          178,057              169,249              146,673              107,862
   Interest Expense                                         92,685                5,855                    -                    -
   Other Operating Expense                                  76,476               75,552               63,065               58,118
                                               -------------------  -------------------  -------------------  -------------------
      Total Expenses                                       347,218              250,656              209,738              165,980
                                               -------------------  -------------------  -------------------  -------------------

Net Investment Income                                     $447,504             $350,432             $328,128             $152,235
Net Change in Unrealized Gain From Investments          (9,703,192)           2,201,527             (548,951)          (4,428,254)
Net Realized Gain (Loss) From Investments                1,191,680               13,230             (522,638)           4,254,180
Incentive Fee                                            1,612,801             (513,038)             148,692                4,368
                                               -------------------  -------------------  -------------------  -------------------
Net Income (Loss)                                       (6,451,207)           2,052,151             (594,769)             (17,471)
                                               ===================  ===================  ===================  ===================

Net Income  Per Share                                     $(133.51)              $42.47              $(12.31)              $(0.36)
                                               ===================  ===================  ===================  ===================
Average Shares Outstanding                               48,318.58            48,318.58            48,318.58            48,318.58
                                               ===================  ===================  ===================  ===================


JUNE 30, 2000 (UNAUDITED)

                                                                                   Three Months Ended
                                                -------------------  -------------------  -------------------  -------------------
                                                 September 30, 1999    December 31, 1999       March 31, 2000        June 30, 2000
                                                -------------------  -------------------  -------------------  -------------------
Investment Income:
   Interest on Loans and Leases                          $1,817,832           $1,544,963           $1,342,571             $902,923
   Interest on Short -Term Investments                       36,062              202,885              196,397               96,394
                                                -------------------  -------------------  -------------------  -------------------

       Total Investment Income                            1,853,894            1,747,848            1,538,968              999,317
                                                -------------------  -------------------  -------------------  -------------------
Expenses:
   Management Fee                                           729,015              777,895              304,252              327,524
   Interest Expense                                         373,565              312,260              262,230              175,228
   Other Operating Expense                                  326,447              137,120              143,927              120,645
                                                -------------------  -------------------  -------------------  -------------------
      Total Expenses                                      1,429,027            1,227,275              710,409              623,397
                                                -------------------  -------------------  -------------------  -------------------

Net Investment Income                                      $424,867             $520,573             $828,559            $375,920
Net Change in Unrealized Gain From Investments           24,109,454          (14,206,453)         (23,271,439)          5,507,376
Net Realized Gain From Investments                       22,577,529          163,513,630           33,333,757          10,676,221
Incentive Fee                                           (10,110,957)         (29,270,596)          (2,177,969)         (3,311,903)
                                                -------------------  -------------------  -------------------  -------------------
   Net Income before cumulative effect of
change in accounting principle                           37,000,893          120,557,154            8,712,908          13,247,614
   Cumulative effect of change in
accounting principle                                     (9,302,185)                   -                    -                   -
                                                -------------------  -------------------  -------------------  -------------------
Net Income                                               27,698,708          120,557,154            8,712,908           13,247,614
                                                ===================  ===================  ===================  ===================

Net Income  Per Share                                       $573.25            $2,495.05              $180.32              $274.17
                                                ===================  ===================  ===================  ===================
Average Shares Outstanding                                48,318.58            48,318.58            48,318.58            48,318.58
                                                ===================  ===================  ===================  ===================


ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

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

The Fund manages its market risk by maintaining a portfolio that is diverse by industry, size of investment, stage of development, and borrower. The Fund
primarily invests in private business enterprises.   Since there is typically
no public market for the equity interests of the companies in which the Fund invests, the valuation of the equity interests in the Fund's portfolio is subject to the estimate of the Fund's management. In the absence of a readily ascertainable market value, the estimated value of the Fund's portfolio of equity interests may differ significantly from the values that would be placed on the portfolio if a ready market for the equity interests existed. Any changes in estimated value are recorded in the Fund's statement of operations as "Net change in unrealized gains from investments." The Fund has some exposure to public market price fluctuations for the equity interests that it
holds which have a public market.   Each hypothetical 1% increase or decrease
in value of the Fund's portfolio of equity interests of $5.0 million at June 30, 2001 would have resulted in unrealized gains or losses and would have increased or decreased net income for the nine months period by approximately 1.0%.

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

	The information required by this item is contained in part under the caption "Executive Officers of the Fund" in Part I hereof, and the remainder is contained in the Fund's Proxy Statement for the Annual Meeting of Shareholders to be held November 14, 2001 ("2001 Proxy Statement") under the caption "Proposal 1 -- To Elect Eight Directors of the Fund" and is incorporated herein by reference.

ITEM 11.	EXECUTIVE COMPENSATION

	The information required by this item is contained in the Fund's 2001 Proxy Statement under the caption "Proposal 1 -- To Elect eight Directors of the Fund" and is incorporated herein by reference.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

	The information required by this item is contained in the Fund's 2001 Proxy Statement under the caption "Annex A -- Beneficial Ownership of Fund Shares" and is incorporated herein by reference.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

	The information required by this item is contained in the Fund's 2001 Proxy Statement under the captions: "Other Information -- Managers" and is incorporated herein by reference.


PART IV.

ITEM 14.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)		INDEX TO FINANCIALS STATEMENTS AND FINANCIAL STATEMENT
SCHEDULES

                                                                                                         Page
                                                                                                        ------
Report of Independent Public Accountants                                                                 F-1

Statements of Financial Position as of June 30, 2001 and 2000                                            F-2

Statements of Operations for the Years ended June 30, 2001 and 2000                                      F-3

Statements of Changes in Shareholders' Equity for the Years ended June 30, 2001                          F-4
and 2000

Statements of Cash Flows for the Years ended June 30, 2001 and 2000                                      F-5

Notes to Financial Statements                                                                            F-6

Financial Statement Schedules for the Years Ended June 30, 2001 and 2000 included in Item 14(d):

No schedules are required because the required information is not present or not present in amounts sufficient to require submission of the schedule, or because the required information is included in the financial statements and the notes thereto.

LISTING OF EXHIBITS

Exhibit
Number	        Exhibit Title
--------        ---------------------------------
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

REPORTS ON FORM 8-K

	The Fund filed no reports on Form 8-K with the Commission during the fiscal quarter ended June 30, 2001.


Signatures

	Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

VENTURE LENDING & LEASING, INC.
(Registrant)

By:     /S/ Ronald W. Swenson               By:        /S/ Brian R. Best
        ---------------------                          -----------------
Ronald W. Swenson                           Brian R. Best
Chairman and Chief Executive Officer        Chief Financial Officer
Date:   September 28, 2001                  Date:   September 28, 2001

	Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

                NAME                                  TITLE                                 DATE

By:     /S/ John F. Cogan                           Director                         September 28, 2001
        -----------------
John F. Cogan

By:     /S/ J. Michael Egan                         Director                         September 28, 2001
        -------------------
J. Michael Egan

By:     /S/ Salvador O. Gutierrez             President & Director                   September 28, 2001
        -------------------------
Salvador O. Gutierrez

By:     /S/ Scott C. Malpass                        Director                         September 28, 2001
        ---------------------
Scott C. Malpass

By:     /S/ Roger V. Smith                          Director                         September 28, 2001
        ------------------
Roger V. Smith

By:     /S/Arthur C. Spinner                        Director                         September 28, 2001
        --------------------
Arthur C. Spinner

By:     /S/ Ronald W. Swenson                     CEO & Director                     September 28, 2001
        ---------------------
Ronald W. Swenson

By:     /S/ George H. Von Gehr                      Director                         September 28, 2001
        ----------------------
George H. Von Gehr




REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS



To the Shareholders of
Venture Lending & Leasing, Inc.:

We have audited the accompanying statements of financial position of Venture Lending & Leasing, Inc. (a Maryland corporation) as of June 30, 2001 and 2000, and the related statements of operations, changes in shareholders' equity and cash flows for the years then ended. These financial statements are the responsibility of the Fund's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Venture Lending & Leasing, Inc. as of June 30, 2001 and 2000, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States.

As explained in Note 9 to the financial statements, effective October 1, 1999, the Fund changed its method of accounting for incentive management fees.



/S/Arthur Andersen LLP


San Francisco, California,
August 10, 2001

                         VENTURE LENDING & LEASING, INC.

                        STATEMENTS OF FINANCIAL POSITION
                           AS OF JUNE 30, 2001 AND 2000

                                                                                          2001               2000
                                                                                    --------------      --------------
                                         ASSETS

Loans, at estimated fair value (cost of $5,410,425 and $22,072,985 in
2001 and 2000, respectively)                                                          $  5,015,485       $  20,127,985
Investments in securities, at estimated fair value (cost of $960,999 and
$1,271,145 in 2001 and 2000, respectively)                                               5,032,449          19,371,525
Cash and cash equivalents                                                                7,097,401          11,121,890
Other assets                                                                               112,598           1,561,171
                                                                                    --------------      --------------
	Total assets                                                                 $  17,257,933       $  52,182,571
                                                                                    ==============      ==============
                          LIABILITIES AND SHAREHOLDERS' EQUITY

Liabilities:
  Bank loans                                                                                  $  -        $  8,292,805
  Accrued management and incentive fees                                                  3,460,233           8,934,282
  Accounts payable and other accrued liabilities                                           388,217             533,523
                                                                                    --------------      --------------
	Total liabilities                                                                3,848,450          17,760,610
                                                                                    --------------      --------------

Shareholders' equity:
  Common stock, $.001 par value:
    Authorized-100,000,000 shares
    Issued and outstanding-48,318.58 shares as of June 30, 2001 and 2000
Decimal figure OK as is                                                                         49                 49
Capital in excess of par value                                                          46,641,051         46,641,051
Accumulated distributions                                                             (252,899,671)      (236,898,489)
Accumulated earnings                                                                   219,668,054        224,679,350
                                                                                    --------------      --------------
	Total shareholders' equity                                                      13,409,483         34,421,961
                                                                                    --------------      --------------
	Total liabilities and shareholders' equity                                   $  17,257,933      $  52,182,571
                                                                                    ==============      ==============

	The accompanying notes are an integral part of these statements.

                         VENTURE LENDING & LEASING, INC.

                            STATEMENTS OF OPERATIONS
                   FOR THE YEARS ENDED JUNE 30, 2001 AND 2000


                                                                                          2001               2000
                                                                                    --------------      --------------
INVESTMENT INCOME:
  Interest on loans                                                                   $  2,030,110        $  5,608,289
  Interest on short-term investments                                                       221,781             531,738
                                                                                    --------------      --------------
	Total investment income                                                          2,251,891           6,140,027

                                                                                    --------------      --------------

EXPENSES:


  Management fees                                                                          601,841          2,138,686
  Interest expense                                                                          98,541          1,123,283
  Other operating expenses                                                                 273,210            728,139

                                                                                    --------------      --------------
	Total expenses                                                                     973,592           3,990,108

                                                                                    --------------      --------------
	Net investment income                                                            1,278,299           2,149,919
NET CHANGE IN UNREALIZED GAIN FROM INVESTMENTS                                         (12,478,870)         (7,861,062)
NET REALIZED GAIN FROM INVESTMENTS                                                       4,936,451         230,101,137
INCENTIVE FEE                                                                            1,252,824         (44,871,425)

                                                                                    --------------      --------------
	Income (loss) before cumulative effect on prior
years of a change in accounting principle                                               (5,011,296)        179,518,569
CUMULATIVE EFFECT ON PRIOR YEARS OF A CHANGE IN
ACCOUNTING PRINCIPLE (Note 9)                                                                    -          (9,302,185)

                                                                                    --------------      --------------
	Net income (loss)                                                            $  (5,011,296)     $  170,216,384
                                                                                    ==============      ==============

AMOUNTS PER COMMON SHARE:
  Income (loss) before cumulative effect of a change in
accounting principle                                                                      $(103.71)        $  3,715.28
  Cumulative effect on prior years of a change in accounting
principle (Note 9)                                                                               -             (192.52)

                                                                                    --------------      --------------
	Net income (loss)                                                                 $(103.71)        $  3,522.76
                                                                                    ==============      ==============

WEIGHTED AVERAGE SHARES OUTSTANDING                                                         48,319              48,319
                                                                                    ==============      ==============
PRO FORMA AMOUNTS ASSUMING THE NEW METHOD IS APPLIED
RETROACTIVELY (Note 9):
    Net income (loss)                                                                  $(5,011,296)       $179,518,569
    Net income (loss) per common share                                                    $(103.71)          $3,715.28


	The accompanying notes are an integral part of these statements.

                          VENTURE LENDING & LEASING, INC.

                    STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
                      FOR THE YEARS ENDED JUNE 30, 2001 AND 2000

                                   COMMON STOCK        CAPITAL IN
                              ---------- ----------    EXCESS OF       ACCUMULATED       ACCUMULATED
                               SHARES      AMOUNT      PAR VALUE       DISTRIBUTION      EARNINGS            TOTAL
                              ----------  ----------  ---------------  ---------------  ---------------  ---------------

BALANCE, JUNE 30, 1999         48,318.58       $  49    $  46,641,051  $  (43,050,082)    $  54,462,966    $  58,053,984
  Distributions                        -           -                -    (193,848,407)                -     (193,848,407)
  Net income                           -           -                -               -       170,216,384      170,216,384
                              ----------  ----------  ---------------  ---------------  ---------------  ---------------
BALANCE, JUNE 30, 2000         48,318.58          49       46,641,051    (236,898,489)      224,679,350       34,421,961

  Distributions                        -           -                -     (16,001,182)                -      (16,001,182)
  Net loss                             -           -                -               -        (5,011,296)      (5,011,296)
                              ----------  ----------  ---------------  ---------------  ---------------  ---------------
BALANCE, JUNE 30, 2001         48,318.58       $  49    $  46,641,051  $  (252,899,671)  $  219,668,054    $  13,409,483
                              ==========  ==========  ===============  ===============  ===============  ===============



	The accompanying notes are an integral part of these statements.

                         VENTURE LENDING & LEASING, INC.

                            STATEMENTS OF CASH FLOWS
                   FOR THE YEARS ENDED JUNE 30, 2001 AND 2000

                                                                                          2001               2000
                                                                                    --------------      --------------

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)                                                                   $  (5,011,296)     $  170,216,384
Adjustments to reconcile net income (loss) to net cash used in operating activities:
  Amortization of deferred assets, net of additions                                        42,293              79,643
  Net realized gain from investments                                                   (4,936,451)       (230,101,137)
  Net change in unrealized gain from investments                                       12,478,870           7,861,062
  Decrease (increase) in other assets                                                   1,406,280          (1,512,650)
  Net increase (decrease) in accounts payable, other accrued
  liabilities and management fees                                                      (5,619,356)          8,710,424
                                                                                    --------------      --------------
	Net cash used in operating activities                                          (1,639,660)        (44,746,274)
                                                                                    --------------      --------------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Acquisition of loans                                                                          -          (2,201,681)
  Principal payments on loans                                                          15,759,704          29,565,531
  Acquisition of warrants and stock                                                      (189,263)         (1,934,538)
  Proceeds from sale of securities                                                      6,338,717         167,768,855
                                                                                    --------------      --------------
	Net cash provided by investing activities                                      21,909,158         193,198,167
                                                                                    --------------      --------------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Cash distributions to shareholders                                                  (16,001,182)       (124,476,884)
  Repayment of bank loan                                                               (8,292,805)        (14,601,529)
                                                                                    --------------      --------------
	Net cash used in financing activities                                         (24,293,987)       (139,078,413)
                                                                                    --------------      --------------
	Net increase (decrease) in cash and cash equivalents                           (4,024,489)          9,373,480

CASH AND CASH EQUIVALENTS:
  Beginning of year                                                                    11,121,890           1,748,410
                                                                                    --------------      --------------
  End of year                                                                        $  7,097,401       $  11,121,890
                                                                                    ==============      ==============

CASH PAID DURING THE YEAR FOR INTEREST                                                 $  104,106        $  1,140,656

NONCASH TRANSACTIONS: Distributions of investment securities to shareholders                    -          69,371,523


	The accompanying notes are an integral part of these statements.

                          VENTURE LENDING & LEASING, INC.

                          NOTES TO FINANCIAL STATEMENTS
                                No date per request


1. ORGANIZATION AND OPERATIONS OF THE COMPANY:

Venture Lending & Leasing, Inc. (the Fund) was incorporated in Maryland on September 29, 1993, as a nondiversified, closed-end management investment company electing status as a business development company under the Investment Company Act of 1940. The purpose of the Fund is to provide asset-based financing to venture-capital-backed companies in the form of secured loans, installment sales contracts, or equipment leases. Prior to commencing its operations on July 5, 1994, the Fund had no operations other than the sale to Mitchell Hutchins Institutional Investors, Inc. (Mitchell Hutchins), which is an indirect wholly owned subsidiary of PaineWebber Group Inc., of one share of common stock, $.001 par value, for $1,000. As of June 30, 2001, the Fund meets the requirements, including diversification requirements, to qualify as a regulated investment company (RIC) under the Internal Revenue Code of 1986.

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

CASH AND CASH EQUIVALENTS

Cash and cash equivalents consist of cash on hand and demand deposits in banks with original maturities of 90 days or less.

VALUATION OF LOANS AND INVESTMENTS

Venture loans are privately negotiated transactions, and there is no established trading market in which such loans or leases can be sold. Investments in loans are valued at their original purchase price less amortization of principal unless, pursuant to procedures established by the Fund's Board of Directors, the Fund's Managers determine that amortized cost does not represent fair value.

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

Warrants that are received in connection with loan transactions generally will be assigned a minimal value at the time of acquisition. Thereafter, warrants on equity securities with readily ascertainable market values will be assigned a fair value based on the difference, if any, between the exercise price of the warrant and the market value of the equity securities for which the warrant may be exercised, adjusted for illiquidity.

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

NONACCRUAL LOANS

The Fund's policy is to place a loan on nonaccrual status when either principal or interest has become past due for 90 days or more. When a loan is placed on nonaccrual status, all interest previously accrued but not collected is reversed for the quarter in which the loan was placed on nonaccrual status. Any uncollected interest related to quarters prior to when the loan was placed on nonaccrual status is added to the principal balance, and the aggregate balance of the principal and interest is evaluated in accordance with the valuation of loans.

Loans with a fair value of $169,697 and $644,594 and a cost of $564,637 and $2,589,594 have been classified as nonaccrual at June 30, 2001 and 2000, respectively.

COMMITMENT FEES

Unearned income and commitment fees on loans are recognized using the effective-interest method over the term of the loan or lease. Commitment fees are carried as liabilities when received for commitments upon which no draws have been made. When the first draw is made, the fee is included in unearned income and is recognized as described above.

INTEREST RATE SWAPS

The Financial Accounting Standards Board (FASB) Statement of Accounting Standards (SFAS) No. 133, "Accounting for Derivative Instruments and Hedging Activities, " as amended by SFAS No. 138, establishes accounting and reporting standards requiring that every derivative instrument (including certain derivative instruments embedded in other contracts) be recorded in the balance sheet as either an asset or liability measured at its fair value. For investment companies such as the Fund, SFAS No. 133 requires that changes in the derivative's fair value be recognized currently in earnings. The Fund adopted SFAS No. 133 effective July 1, 2000.

From time to time, the Fund enters into interest rate swaps to hedge its interest rate on its bank loans. The net interest received or paid on the swap transactions is included in interest expense. The fair value of the swaps is recorded in other assets or other liabilities, and the change in fair value is recorded as a change in unrealized gain (loss) from investments. As of June 30, 2001, the Fund had no interest rate swap transactions.

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

3. SUMMARY OF INVESTMENTS:

Loans generally are made to borrowers pursuant to commitments whereby the Fund commits to finance the borrower up to a specified amount for the term of the commitments, upon the terms and subject to the conditions specified by such commitment. As of June 30, 2001 and 2000, the Fund's investments in loans are entirely within the United States and are diversified among the following industries. The percentage of net assets (shareholders' equity) that each industry group represents is shown with the industry totals. (The sum of the percentages does not equal 100 percent because the percentages are based on net assets as opposed to total loans.)

                                                                               ESTIMATED FAIR VALUE
                                                                     --------------------  --------------------
                                                                              2001                 2000
                                                                     --------------------  --------------------
Biotechnology:
  Biosys, Inc.                                                                      $   -            $  10,677
  Ceres, Inc.                                                                     605,670              892,999
  Gene Logic, Inc.                                                                      -              392,260
  Nobex (Protein Delivery, Inc.)                                                  221,631              327,277
  Regen Biologics, Inc.                                                                 -              133,642
  Telik, Inc.                                                                           -               41,522
                                                                     --------------------  --------------------
	Total biotechnology (6.2% and 5.2% of net assets)                         827,301            1,798,377
                                                                     --------------------  --------------------

Communications equipment:
  Brocade Communications, Inc.                                                          -              170,697
  Cisco Systems (Cerent)                                                          297,129            1,250,683
  Mdiversity (Silicon Wireless, Inc.)                                             431,056              843,829
  Yago Systems, Inc                                                                     -               58,344
                                                                     --------------------  --------------------
	Total communications equipment (5.4% and 6.8%)                            728,185            2,323,553
                                                                     --------------------  --------------------

Communications service providers:
  Exodus Communications, Inc.                                                        $  -         $  1,310,286
  IAsia Works (Aunet Corporation)                                                       -              237,033
                                                                     --------------------  --------------------
	Total communications service providers (0.0% and 4.5%)                          -            1,547,319
                                                                     --------------------  --------------------

Computer and peripherals:
  Applied Magnetics Corporation (DAS Devices)                                           -              101,738
  Aptix Corporation                                                                     -              253,647
  Headway Technologies, Inc.                                                      206,476            2,450,560
  Quantum 3D                                                                            -               43,832
                                                                     --------------------  --------------------
	Total computer and peripherals (1.5% and 8.3%)                            206,476            2,849,777
                                                                     --------------------  --------------------

Internet:
  Active Software, Inc.                                                                 -               59,308
  Adforce, Inc.                                                                   169,697              668,226
  Keynote Systems Incorporated                                                     59,913              165,218
  Netratings, Inc.                                                                 61,932              113,138
  Visual Networks (Inverse Network Technology)                                     50,972              147,632
                                                                     --------------------  --------------------
	Total Internet* (2.6% and 3.4%)                                           342,514            1,153,522
                                                                     --------------------  --------------------
Medical devices:
  Aerogen, Inc.                                                                         -               89,465
  Encelle, Inc.                                                                    13,546               41,609
  Heartstent Corporation                                                           18,124               32,836
  Integ Incorporated                                                              674,559            2,044,483
  Intratherapeutics, Inc.                                                               -              839,736
  Myelotec, Inc.                                                                        -              138,433
  Oratec Interventions, Inc.                                                            -               21,982
  Spinal Concepts, Inc.                                                                 -              143,808
  Survivalink Corporation                                                         104,655              284,910
  Visionary BioMedical                                                             58,412                    -
  Volumetrics Medical Imaging Inc.                                                      -              296,764
                                                                     --------------------  --------------------
	Total medical devices (6.5% and 11.4%)                                    869,296            3,934,026
                                                                     --------------------  --------------------

Photonics:
  Lightwave Microsystems Corporation                                               48,870               164,943
                                                                     --------------------  --------------------
	Total photonics (0.4% and 0.5%)                                            48,870               164,943
                                                                     --------------------  --------------------

Semiconductor equipment:
  Abpac                                                                                 -               145,540
                                                                     --------------------  --------------------
	Total semiconductor equipment (0.0% and 0.4%)                                   -               145,540
                                                                     --------------------  --------------------

Semiconductors:
  Equator Technologies, Inc.                                                            -               492,218
  i-Compression, Inc.                                                              23,632                85,830
  I-Cube, Inc.                                                                     34,222               345,797
  Neomagic Corporation                                                                  -                20,908
  Hot Rail, Inc.                                                                  111,814               307,732
  Sirf Technology                                                                       -               363,956
  Telecruz Technology, Inc.                                                       119,113               285,378
  Transmeta Corporation                                                           675,437             1,697,199
                                                                     --------------------  --------------------
	Total semiconductors (7.2% and 10.5%)                                     964,218             3,599,018
                                                                     --------------------  --------------------

Software:
  0-In Design Automation, Inc.                                                  $  49,423            $  146,806
  Calico Technology, Inc.                                                               -                54,360
  Commerce One, Inc.                                                                    -                60,613
  Documentum                                                                            -                88,381
  E.piphany (Rightpoint Software, Inc.)                                            18,466                91,983
  Mineshare Corporation                                                           115,805               200,292
  Optimal Networks Corporation                                                          -                83,410
  Optivision                                                                            -                89,876
  Personic Software, Inc.                                                         196,042               310,176
  Releasenow.com                                                                        -                37,373
  Solopoint, Inc.                                                                       -                 6,686
  Tenth Planet Exploration, Inc.                                                        -                65,284
  Wink Communications, Inc.                                                             -               140,306
                                                                     --------------------  --------------------
Total software (2.8% and 4.0%)                                                    379,736             1,375,546
                                                                     --------------------  --------------------

Other:
  Larex, Inc.                                                                           -               221,883
  WebVan-Bay Area Inc.                                                            648,889             1,014,481
                                                                     --------------------  --------------------
	Total other (4.8% and 3.6%)                                               648,889             1,236,364
                                                                     --------------------  --------------------
Total loans (cost: $5,410,425 and $22,072,985)                               $  5,015,485         $  20,127,985
                                                                     ====================  ====================

The Fund provides asset-based financing primarily to start-up and emerging growth venture-capital-backed companies. As a result, the Fund is subject to general credit risk associated with such companies. At June 30, 2001 and 2000, the Fund has unfunded commitments to borrowers of $36,773,351. All of these commitments have expired.

Included in the net change in unrealized gain from investment transactions for the years ended June 30, 2001 and 2000, is an unrealized loss on loans of $1,550,060 and $2,056,223, respectively. This amount represents a reduction in the estimated fair value of loans determined by the Fund's Managers in accordance with the procedures established by the Fund's Board of Directors.

The Fund's investments in warrants are entirely within the United States and are diversified among the following industry groups. The percentage of net assets that each industry group represents is shown with the industry totals:

                                                            2001
                                              ---------------- ----------------
                                                Estimated        Percentage of
                                                Fair Value       Net Assets
                                              ---------------- ----------------
Semiconductor:
  Transmeta                                      $  1,372,783           10.24%
  Other                                                56,000            0.42
                                              ---------------- ----------------
	Total semiconductor                         1,428,783           10.66

Other warrants                                        393,051            2.93
                                              ---------------- ----------------
	Total warrants (cost: $453,700)          $  1,821,834           13.59%
                                              ================ ================


                                                            2000
                                              ---------------- ----------------
                                                Estimated        Percentage of
                                                Fair Value       Net Assets
                                              ---------------- ----------------

Medical devices                                   $  1,147,890            3.33%
Other warrants                                       1,460,457            4.25
                                              ---------------- ----------------
	Total warrants (cost: $572,600)           $  2,608,347            7.58%
                                              ================ ================

The Fund's investments in stock are entirely within the United States and are diversified among the following industries. The percentage of net assets that each industry group represents is shown with the industry totals, as follows:


                                                                   2001
                                               --------------- --------------- ---------------
                                                  SHARES          ESTIMATED     PERCENTAGE OF
                                                                  FAIR VALUE    NET ASSETS
                                               --------------- --------------- ---------------

Communications equipment: Optical Networks             113,468    $  2,532,606         18.89%
Medical devices                                         53,677         398,069          2.97
Other common stock                                     130,297         279,940          2.08
                                               --------------- --------------- ---------------
Total common stock (cost: $507,299)                    297,442    $  3,210,615         23.94%
                                               =============== =============== ===============

                                                                   2000
                                               --------------- --------------- ---------------
                                                  SHARES          ESTIMATED     PERCENTAGE OF
                                                                  FAIR VALUE    NET ASSETS
                                               --------------- --------------- ---------------

Communications equipment: ONI Systems                  233,468   $  14,217,068          41.30%
Software                                               101,057       1,488,741           4.33
Other common stock                                      31,965       1,057,369           3.07
                                               --------------- --------------- ---------------
	Total common stock (cost: $698,545)            366,490   $  16,763,178          48.70%
                                               =============== =============== ===============


4. WARRANTS AND STOCK:

At June 30, 2001 and 2000, the Fund held warrants to purchase shares of common and preferred stock in 29 and 39 companies, respectively, of which 7 and 5 companies, respectively, are publicly traded. Warrants issued by private companies whose equity securities do not have a readily ascertainable market value are carried at a minimal value assigned at the time of acquisition. These private warrants had a value of $244,000 and $438,600 at June 30, 2001 and 2000, respectively. The following is a summary of the activity for investments in warrants and investments in stocks for the years ended June 30, 2001 and 2000:

                                                    2001           2000
                                                ------------  ------------

Investments in warrants:
  Balance, beginning of year                    $ 2,608,347   $ 15,839,952
    Disposition of warrants                         (14,000)       (20,000)
    Write-off of public warrants                     (4,000)       (80,000)
    Write-off of private warrants                   (73,500)       (33,000)
    Conversion of warrants to stock                 (27,400)      (316,750)
    Net change in unrealized gain                  (667,613)   (12,781,855)
                                                ------------  ------------
Balance, end of year                            $ 1,821,834    $ 2,608,347
                                                ============  ============

Investments in stocks:
  Balance, beginning of year                   $ 16,763,178   $ 13,927,078
    Cash exercises and purchases of stock           189,263      1,954,538
    Conversion of warrants to stock                  27,400        316,750
    Write-off of private stock                            -        (72,327)
    Cost basis of stock sold                       (407,909)    (2,227,431)
    Net change in unrealized gain               (13,361,317)     2,864,570
                                                ------------  ------------
Balance, end of year                            $ 3,210,615   $ 16,763,178

                                                ============  ============

5. LONG-TERM DEBT FACILITY:

The Fund had in place an $8.5 million securitization debt facility to finance the acquisition of asset-based loans. The principal balance was a 47-month term loan. The Fund completely paid off and terminated this facility on November 27, 2000.

6. CAPITAL STOCK:

As of June 30, 2001 and 2000, there are 100,000,000 shares of $.001 par value common stock authorized and 48,318.58 shares are issued and outstanding.

The Fund has subscription agreements in effect with its shareholders under which shareholders will purchase shares of the Fund, up to their full committed capital amount, upon capital calls delivered at least 15 days before payment is due. As of June 30, 2001, all capital commitments have been received.

7. EARNINGS PER SHARE:

Basic earnings per share are computed by dividing net income by the weighted-average common shares outstanding. Diluted earnings per share are computed by dividing net income by the weighted-average common shares outstanding, including the dilutive effects of potential common shares (e.g., stock options). The Fund has no options, preferred stock or other instruments that would be potential common shares; thus, reported basic and diluted earnings are the same.

8. MANAGEMENT:

Westech Advisors serves as the Fund's investment manager, and Siguler Guff Advisers, L.L.C. (the Adviser) serves as its fund manager. As compensation for their services to the Fund, Westech Advisors and the Adviser (the Managers) receive a management fee (the Management Fee) computed and paid at the end of each quarter at an annual rate of 2.5 percent of the Fund's total assets (including amounts derived from borrowed funds) as of the last day of each fiscal quarter thereafter. Fees of $601,841 and $2,138,686 were recognized for the years ended June 30, 2001 and 2000, respectively.

In addition to the Management Fee, the Managers will together receive a monthly incentive fee (the Incentive Fee) after shareholders have received a return of funds (Payout) equal to the following: (a) cumulative dividends and distributions equal to 100 percent of all amounts paid, as of the date of calculation, by shareholders to the Fund (and not including placement fees paid to the placement agent by certain of the shareholders) for the purchase of shares plus (b) a preferred return on all amounts contributed, as of the date of calculation, equal to an 8 percent cumulative noncompounded annual return on such amounts. After Payout has been achieved, all amounts available to be paid as dividends and distributions to shareholders in accordance with the Fund's distribution policies will be distributed as follows: 80 percent as dividends to the Fund's shareholders and 20 percent to the Managers as the Incentive Fee. The Incentive Fee shall not be paid until the Fund is no longer permitted to make capital calls under the subscription agreements or irrevocably waives any right to do so.

The Incentive Fee expense for the years ended June 30, 2001 and 2000, was ($1,252,824) and $54,173,610, respectively (see Note 9). The amounts paid to the Managers for incentive fees, based on the Fund's distribution policies, were $4,000,296 and $45,568,120 for the years ended June 30, 2001 and 2000, respectively.

Certain officers and directors of the Fund also serve as officers and directors of Westech Advisors and the Adviser.

9. CHANGE IN ACCOUNTING PRINCIPLE:

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

The pro forma amounts presented with the results of operations for the year ended June 30, 2000, reflect the effect of retroactive application of the Incentive Fee had the provision for Incentive Fee been made during prior years.