Form 10-Q
period 2001-09-30
VENTURE LENDING & LEASING INC
filed 2001-11-09
CIK 913570

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


[X]          QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ending September 30, 2001


[  ]         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                          SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________ to ______________


                         Commission file number 814-00132

                          Venture Lending & Leasing, Inc.
              (Exact Name of Registrant as specified in its charter)

            Maryland                                        13-3775187
           ----------                                      ------------
   (State or other jurisdiction of                      (I.R.S. Employer
    incorporation or organization)                     Identification No.)

              2010 North First Street, Suite 310, San Jose, CA 95131
             --------------------------------------------------------
             (Address of principal executive offices)       (Zip Code)

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
Yes X   No

        Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

             Class                         Outstanding as of October 10, 2001
        ----------------                  -----------------------------------
  Common Stock, $.001 par value	                        48,318.58

Page 1 of 13



                         VENTURE LENDING & LEASING, INC.

                                      INDEX

                                                                                         PAGE NUMBER

PART I -- FINANCIAL INFORMATION
Item 1.	Financial Statements

                Statement of Financial Position (Unaudited)                                  3
                September 30, 2001 and June 30, 2001

                Statement of Operations (Unaudited)                                          4
                Three Months ended September 30, 2001 and 2000

                Statement of Changes in Shareholders' Equity (Unaudited)                     5
                Year Ended June 30, 2001
                And the Three Months ended September 30, 2001

                Statement of Cash Flows (Unaudited)                                          6
                Three Months ended September 30, 2001 and 2000

                Notes to Financial Statements                                                7 - 9

Item 2.	Management's Discussion and Analysis of Financial                                    10 - 11
		Condition and Results of Operations

Item 3.  Quantitative & Qualitative Disclosure About Market Risk                             12

PART II -- OTHER INFORMATION

Item 1.   Legal Proceedings                                                                  13

Item 2.   Changes in Securities and Use of Proceeds                                          13

Item 3.   Defaults Upon Senior Securities                                                    13

Item 4.	  Submission of Matters to a Vote of Security Holders                                13

Item 5.   Other Information                                                                  13

Item 6	  Exhibits                                                                           13


SIGNATURES                                                                                   13


                                         VENTURE LENDING & LEASING, INC.

                                  STATEMENTS OF FINANCIAL POSITION (UNAUDITED)

                                                                             September 30, 2001              June 30, 2001
                                                                             ------------------              --------------

ASSETS

Loans, at estimated fair value
  (Cost of $4,072,479 and $5,410,425)                                               $3,260,532                  $5,015,485
Investments in securities, at estimated fair value
  (Cost of $939,249 and $960,999)                                                    1,327,322                   5,032,449
Cash and cash equivalents                                                            2,349,718                   7,097,401
Other assets                                                                           108,900                     112,598
                                                                             ------------------              --------------
        Total assets                                                                 7,046,472                  17,257,933
                                                                             ==================              ==============

LIABILITIES AND SHAREHOLDERS' EQUITY

Liabilities:
     Accrued management & incentive fees                                             1,373,877                   3,460,233
     Accounts payable and other accrued liabilities                                    351,241                     388,217
                                                                             ------------------              --------------
           Total liabilities                                                         1,725,118                   3,848,450
                                                                             ------------------              --------------

Shareholders' equity:
     Common stock, $.001 par value:
       Authorized - 100,000,000 shares
       Issued and outstanding - 48,318.58 Shares                                            49                          49
     Capital in excess of par value                                                 46,641,051                  46,641,051
     Distributions                                                                (257,700,122)               (252,899,671)
     Accumulated earnings                                                          216,380,376                 219,668,054
                                                                             ------------------              --------------
          Total shareholders' equity                                                 5,321,354                  13,409,483
                                                                             ------------------              --------------

          Total liabilities and shareholders' equity                                $7,046,472                 $17,257,933
                                                                             ==================              =============-

The accompanying notes are an integral part of these statements

                                         VENTURE LENDING & LEASING, INC.

                                      STATEMENTS OF OPERATIONS (UNAUDITED)
                       FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2001 AND 2000

<CAPITAL>
                                                                                          2001                       2000
                                                                               ----------------           ----------------

INVESTMENT INCOME:
       Interest on loans                                                              $136,687                   $718,448
       Interest on short-term investments                                               15,577                     76,274
                                                                               ----------------           ----------------
          Total investment income                                                      152,264                    794,722
                                                                               ----------------           ----------------

EXPENSES:
      Management fees                                                                   44,040                    178,057
      Interest expense                                                                       -                     92,685
      Other operating expenses                                                          31,945                     76,476
                                                                               ----------------           ----------------
          Total expenses                                                                75,985                    347,218
                                                                               ----------------           ----------------
          Net investment income                                                         76,279                    447,504
                                                                               ----------------           ----------------
Net change in unrealized gain from investment transactions                          (4,100,384)                (9,703,192)
Net realized gain (loss) from investment transactions                                  (85,492)                 1,191,680
Incentive management fee                                                               821,919                  1,612,801
                                                                               ----------------           ----------------
          Net loss                                                                 $(3,287,678)               $(6,451,207)
                                                                               ================           ================
Amounts per common share:
                                                                               ----------------           ----------------
          Net loss                                                                     $(68.04)                  $(133.51)
                                                                               ================           ================
Weighted average shares outstanding                                                  48,318.58                  48,318.58

The accompanying notes are an integral part of these statements

                                         VENTURE  LENDING & LEASING, INC.

                     STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY (UNAUDITED)
                                       FOR THE YEAR ENDED JUNE 30, 2001 AND
                                    THE THREE MONTHS ENDED SEPTEMBER 30, 2001



                                       Common Stock           Capital in
                              -----------------------------   Excess of                          Accumulated
                                  Shares         Amount       Par Value       Distributions      Earnings            Total
                              --------------- -------------  ---------------  ---------------  ---------------  ----------------
BALANCE, JUNE 30, 2000            $48,318.58           $49      $46,641,051    $(236,898,489)    $224,679,350       $34,421,961

     Distributions                                       -                -      (16,001,182)               -       (16,001,182)
     Net loss                                            -                -                -       (5,011,296)       (5,011,296)
                              --------------- -------------  ---------------  ---------------  ---------------  ----------------
BALANCE, JUNE 30, 2001             48,318.58            49       46,641,051     (252,899,671)     219,668,054        13,409,483
                              --------------- -------------  ---------------  ---------------  ---------------  ----------------
     Distributions                                       -                -       (4,800,451)               -        (4,800,451)
     Net loss                                            -                -                -       (3,287,678)       (3,287,678)
                              --------------- -------------  ---------------  ---------------  ---------------  ----------------
BALANCE, SEPTEMBER 30, 2001       $48,318.58           $49      $46,641,051    $(257,700,122)    $216,380,376        $5,321,354
                              =============== =============  ===============  ===============  ===============  ================

The accompanying notes are an integral part of these statements

                                         VENTURE  LENDING & LEASING, INC.

                                       STATEMENTS OF CASH FLOWS (UNAUDITED)
                       FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2001 AND 2000

                                                                                          2001                       2000
                                                                               ----------------           ----------------
CASH FLOWS FROM OPERATING ACTIVITIES:

   Net loss                                                                        $(3,287,678)               $(6,451,207)
   Adjustments to reconcile net income to net cash used in
   operating activities:
   Amortization of deferred assets                                                          -                    (13,430)
   Net change in unrealized gain from investment transactions                        4,100,384                  9,737,128
   Net realized loss (gain) on investment transactions                                  85,492                 (1,191,680)
   Decrease in other assets                                                              3,697                    822,282
   Decrease in accounts payable and other accrued liabilities
   and management fees                                                              (2,123,331)                (4,054,284)
                                                                               ----------------           ----------------
          Net cash used in operating activities                                     (1,221,436)                (1,151,191)
                                                                               ----------------           ----------------
CASH FLOWS FROM INVESTING ACTIVITIES:

   Principal payments on loans                                                       1,268,954                  4,327,274
   Proceeds from sale of securities                                                      5,250                  1,352,034
   Acquisition of warrants and stock                                                         -                   (107,979)
                                                                               ----------------           ----------------
          Net cash provided by investing activities                                  1,274,204                  5,571,329
                                                                               ----------------           ----------------
CASH FLOWS FROM FINANCING ACTIVITIES:

   Distributions to shareholders                                                    (4,800,451)                (8,800,264)
   Repayment of bank loans                                                                   -                 (4,343,939)
                                                                               ----------------           ----------------
   Net cash used in financing activities                                            (4,800,451)               (13,144,203)
                                                                               ----------------           ----------------
   Net decrease in cash and cash equivalents                                        (4,747,683)                (8,724,065)
CASH AND CASH EQUIVALENTS:
   Beginning of period                                                               7,097,401                 11,121,890
                                                                               ----------------           ----------------
   End of period                                                                    $2,349,718                 $2,397,825
                                                                               ================           ================
CASH PAID DURING THE PERIOD FOR:
   Interest                                                                                 $-                    $94,620

The accompanying notes are an integral part of these statements.

                          VENTURE LENDING & LEASING, INC.

                           NOTES TO FINANCIAL STATEMENTS
                                 SEPTEMBER 30, 2001

1.  BASIS OF PRESENTATION

The accompanying condensed financial statements in Management's opinion, include all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of financial position and results of operations for interim periods. Certain information and note disclosures normally included in audited annual financial statements prepared in accordance with generally accepted accounting principles have been omitted; however, the Fund believes that the disclosures made are adequate to make the information presented not misleading. Certain amounts in the prior year financial statements have been reclassified to conform to the current financial statement presentation. These reclassifications had no impact on previously reported net income or shareholders' equity. The interim results for the three months ended September 30, 2001 and 2000, are not necessarily indicative of the results for the full year. It is suggested that these financial statements be read in conjunction with the financial statements and the notes included in the Fund's Annual Report for the year ended June 30, 2001.

2.  SUMMARY OF INVESTMENTS:

Loans generally are made to borrowers pursuant to commitments whereby the Fund commits to finance assets up to a specified amount for the term of the commitments, upon the terms and subject to the conditions specified by such commitment. The Fund's investments in loans are entirely within the United States and are diversified among the industries shown below. The percentage of shareholders' equity (net assets) that each industry group represents is shown with the industry totals below. (The sum of the percentages does not equal
100 percent because the percentages are based on net assets as opposed to total loans and leases).


BIOTECHNOLOGY

 Ceres                                $526,696
 Nobex                                 192,273
                                   -----------

     SUBTOTAL:  13.5%                 $718,969


COMMUNICATION EQUIPMENT

 Cisco Systems [Cerent]               $114,842
 mDiversity                            318,779
                                   -----------

     SUBTOTAL:  8.1%                  $433,621


COMPUTERS & PERIPHERALS
 Headway Technologies                 $164,019
                                   -----------

     SUBTOTAL:  3.1%                  $164,019

INTERNET
 Adforce                              $169,697
 Keynote Systems                        38,042
 NetRatings                             41,287
 Visual Networks                        25,215
                                   -----------

     SUBTOTAL:  5.1%                  $274,241


MEDICAL DEVICES
 HeartStent                            $13,996
 Integ                                 530,001
 SurVivaLink                            55,321
 Visionary BioMedical                   32,439
                                   -----------

     SUBTOTAL:  11.9%                 $631,757


OTHER
 Webvan                               $162,889
                                   -----------

     SUBTOTAL:  3.1%                  $162,889


SEMICONDUCTORS
 HotRail                               $65,613
 iCompression                           17,454
 TeleCruz                               84,967
 Transmeta                             406,234
                                   -----------

     SUBTOTAL:  10.8%                 $574,268


SOFTWARE
 E.piphany [RightPoint]                $13,007
 MineShare                              92,414
 Personic Software                     165,010
 Zero-In Design	                        30,337
                                   -----------

     SUBTOTAL:  5.7%                  $300,768


     Total:    61.3%                $3,260,532


As of September 30, 2001, loans with a cost basis of $1.1 million dollars and a fair value of $0.3 million have been classified as non-accrual.

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

The Fund's investments in warrants and stock are entirely within the United States and are diversified among the following industries. The percentage of net assets that each industry group represents is shown with the industry totals:

 Industry                         Warrants and       Percentage of Shareholders'
                                  Stock Value        Equity (Net Assets)
-------------------------------- ------------------ -----------------------------
Biotechnology                             $160,058                         3.01%
Communications equipment                  $388,821                         7.31%
Communications service provider            $84,000                         1.58%
Computer and peripherals                   $15,000                         0.28%
Medical devices                           $393,563                         7.40%
Photonics                                   $9,600                         0.18%
Semiconductor                             $193,216                         3.63%
Semiconductor equipment                    $25,000                         0.47%
Software                                   $33,064                         0.61%
Other                                      $25,000                         0.47%

Total Warrants and Stock                $1,327,322                        24.94%

Within the communications equipment segment, the Fund's holdings in ONI Systems represented $0.4 million or 7% of net assets. Within the Medical Devices segment, the Fund's holdings in Oratec Interventions represented $0.3
million or 6% of net assets.   No other security represented over 5% of net
assets.

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




Item 2.	Management's Discussion and Analysis of Financial Condition and
-----------------------------------------------------------------------
Results of Operations
---------------------


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

        The Fund's shares of Common Stock, $.001 par value ('Shares") were sold to subscribers pursuant to capital calls made through August 1998. Total committed capital of $46.6 million has been fully funded as of September 30, 2001. The Fund has completed its investment period and is now focused on efficiently managing the Fund's portfolio. As of September 30, 2001, the Fund has distributed $257.7 million to its investors.

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


RESULTS OF OPERATIONS -- FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2001 AND 2000

        Total investment income for the three months ending September 30, 2001 and 2000 was $0.2 million and $0.8 million, respectively, of which $0.1 million and $0.7 million, consisted of interest on venture loans outstanding during the period. The remaining income consisted of interest on the temporary investment of cash and late fees collected. The decrease in investment income reflects the decrease in loans outstanding from September 30, 2000 to September 30, 2001.

        Expenses for the three months ended September 30, 2001 and 2000 were $0.1 million and $0.3 million, respectively, resulting in net investment income of $0.1 million and $0.4 million, respectively. Interest expense was $0.1 million for the three months ended September 30, 2000. Interest expense was eliminated for the three months ended September 30, 2001 as the Fund
completely repaid all bank loans prior to the start of the period.   Management
fees decreased from $0.2 million for the three months ended September 30, 2000 to less than $0.1 million for the three months ended September 30, 2001, reflecting the decreased asset base throughout the year upon which fees are calculated. The decrease in the asset base reflected the decreased value of the Fund's publicly traded securities and the decrease in venture loans outstanding.

        Other operating expenses were less than $0.1 million and $0.1 million for the three months ended September 30, 2001 and 2000 respectively. A decline in bank facility fees represented a majority of this decline in other operating expenses.

        The Fund experienced a negative change in unrealized gain from investment transactions of $4.1 million for the three months ended September 30, 2001 as compared to a negative $9.7 million for the three months ended September 30, 2000. Most of the change in unrealized gain for the three months ended September 30, 2001 and 2000 was caused by the decrease in value of public warrants and stocks during these periods.

        The Fund had a realized loss of $0.1 million during the three months ended September 30, 2001 as opposed to a realized gain from investment transactions of $1.2 million for the three months ended September 30, 2000.
The realized loss for the period ended September 30, 2001 was due to writing off a portion of a loan augmented by a small realized loss from transactions stemming from securities held by the Fund. The realized gains in 2000 were due mainly to the larger volume and value of the sales transactions of stock and warrants.

        The fund had a negative incentive fee of $0.8 million and $1.6 million for the three months ended September 30, 2001 and 2000 respectively. The change in this amount was due to the decreased Net loss for the three months ended September 30, 2001.

        Net loss for the three months ended September 30, 2001 and 2000 was $3.3 million compared to $6.5 million for the three months ended September 30, 2000. On a per share basis, for the three month period ended September 30, 2001 and 2000, net loss was $68.04 and $133.51 respectively.



LIQUIDITY AND CAPITAL RESOURCES --     SEPTEMBER 30, 2001 AND JUNE 30, 2001

	Total capital committed to the purchase of shares pursuant to subscription agreements was approximately $46.6 million at September 30, 2001. As of September 30, 2001, 100% of committed capital was called to fund investments in venture loans and leases and to meet the Fund's expenses.

======================================================================================================================
As of:                      Amount                 Principal              Balance                Unfunded
                            Disbursed              Reduction              Outstanding            Commitments
-------------------------   --------------------   --------------------   --------------------   ---------------------
September 30, 2001                $144.4 million         $141.1 million           $3.3 million           $36.8 million
-------------------------   --------------------   --------------------   --------------------   ---------------------
June 30, 2001                     $144.4 million         $139.4 million           $5.0 million           $36.8 million
======================================================================================================================

	Because venture loans are privately negotiated transactions, investments in these assets are relatively illiquid. Since all unfunded commitments have expired, no capital will be required to fund them.


Item 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK
-------------------------------------------------------------------

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

The Fund manages its market risk by maintaining a portfolio that is diverse by industry, size of investment, stage of development, and borrower. The Fund
primarily invests in private business enterprises.   Since there is typically
no public market for the equity interests of the companies in which the Fund invests, the valuation of the equity interests in the Fund's portfolio is subject to the estimate of the Fund's management. In the absence of a readily ascertainable market value, the estimated value of the Fund's portfolio of equity interests may differ significantly from the values that would be placed on the portfolio if a ready market for the equity interests existed. Any changes in estimated value are recorded in the Fund's statement of operations as "Net unrealized gains (losses)." The Fund has some exposure to public market price fluctuations for the equity interests that it holds which have a public
market.   Each hypothetical 1% increase or decrease in value of the Fund's portfolio of equity interests of $1.3 million at September 30, 2001 would have resulted in unrealized gains or losses and would have increased or decreased the net loss for the three months period by less than 1%.

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




PART II -- OTHER INFORMATION

Item 1.   Legal Proceedings
-------   -----------------

               The Fund may become party to certain lawsuits from time to time in the normal course of business. While the outcome of these legal proceedings cannot at this time be predicted with certainty, the Fund does not expect these proceedings will have a material effect upon the Fund's financial condition or results of operation.

Item 2.   Changes in Securities and Use of Proceeds
-------   -----------------------------------------

               None

Item 3.   Defaults Upon Senior Securities
-------   -------------------------------

               Not applicable

Item 4.	  Submission of Matters to a Vote of Security Holders
-------   ===================================================

               None

Item 5.   Other Information
-------   -------------------

               None

Item 6.	  Exhibits
-------   --------

               None


SIGNATURES

               Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned duly authorized.

VENTURE LENDING & LEASING, INC.
(Registrant)

By:     /S/ Ronald W. Swenson           By:     /S/ Brian R. Best
Ronald W. Swenson                       Brian Best
Chairman and Chief Executive Officer    Chief Financial Officer
Date:   November 9, 2001                Date:   November 9, 2001












2








13


31