Form 10-Q
period 2001-12-31
VENTURE LENDING & LEASING INC
filed 2002-02-14
CIK 913570

FORM 10-Q
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ending December 31, 2001

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
Yes ?No

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

Class	Outstanding as of February 10, 2002
Common Stock, $.001 par value	48,318.58

VENTURE LENDING & LEASING, INC.

INDEX
Page Number
PART I -- FINANCIAL INFORMATION
Item 1. Financial Statements

Statements of Financial Position (Unaudited)	3
December 31, 2001 and June 30, 2001

Statements of Operations (Unaudited)	4
For the Three and Six Months ended December 31, 2001 and 2000

Statement of Changes in Shareholders' Equity (Unaudited)	5
For the Year Ended June 30, 2001
And the Six Months ended December 31, 2001

Statements of Cash Flows (Unaudited)	6
For the Six Months ended December 31, 2001 and 2000

Notes to Financial Statements	7-9

Item 2. Management's Discussion and Analysis of Financial	10-11
Condition and Results of Operations

Item 3.Quantitative & Qualitative Disclosure About Market Risk	12

PART II -- OTHER INFORMATION	13

Item 1. Legal Proceedings	13

Item 2. Changes in Securities and Use of Proceeds	13

Item 3. Defaults Upon Senior Securities	13

Item 4. Submission of Matters to a Vote of Security Holders	13

Item 5. Other Information	13

Item 6. Exhibits	13

SIGNATURES	13

VENTURE LENDING & LEASING, INC.

STATEMENTS OF FINANCIAL POSITION (UNAUDITED)

	December 31, 2001	June 30, 2001
	-------------------------	------------------------
ASSETS
Loans, at estimated fair value
(Cost of $2,417,301 and $5,410,425)	$2,006,505	$5,015,485
Investments in securities, at estimated fair value
(Cost of $1,153,797 and $960,999)	2,614,868	5,032,449
Cash and cash equivalents	1,363,333	7,097,401
Other assets	114,994	112,598
	-------------------------	------------------------
Total assets	6,099,700	17,257,933
	===============	==============
LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities:
Accrued management & incentive fees	1,221,534	3,460,233
Accounts payable and other accrued liabilities	135,075	388,217
	-------------------------	------------------------
Total liabilities	1,356,609	3,848,450
	-------------------------	------------------------
Shareholders' equity:
Common stock, $.001 par value:
Authorized - 100,000,000 shares
Issued and outstanding - 48,318.58 Shares	49	49
Capital in excess of par value	46,641,051	46,641,051
Distributions	(259,300,434)	(252,899,671)
Accumulated earnings	217,402,425	219,668,054
	-------------------------	------------------------
Total shareholders' equity	4,743,091	13,409,483
	-------------------------	------------------------
Total liabilities and shareholders' equity	$6,099,700	$17,257,933
	===============	==============

The accompanying notes are an integral part of these statements

VENTURE LENDING & LEASING, INC.

STATEMENTS OF OPERATIONS (UNAUDITED)

FOR THE THREE AND SIX MONTHS ENDED DECEMBER 31, 2001 AND 2000

	For the Three Months Ended December 31, 2001	For the Three Months Ended December 31, 2000	For the Six Months Ended December 31, 2001	For the Six Months Ended December 31, 2000
	--------------------	--------------------	----------------------	----------------------
INVESTMENT INCOME:
Interest on loans	$90,962	$557,801	$227,649	$1,276,248
Interest on short-term investments	10,695	43,287	26,272	119,562
	--------------------	--------------------	----------------------	----------------------
Total investment income	101,657	601,088	253,921	1,395,810
	--------------------	--------------------	----------------------	----------------------
EXPENSES:
Management fees	38,123	169,249	82,164	347,306
Interest expense	-	5,855	-	98,541
Other operating expenses	39,379	75,552	71,323	152,026
	--------------------	--------------------	----------------------	----------------------
Total expenses	77,502	250,656	153,487	597,873
	--------------------	--------------------	----------------------	----------------------
Net investment income	24,155	350,432	100,434	797,937
	--------------------	--------------------	----------------------	----------------------
Net change in unrealized gain from investment transactions	1,474,149	2,201,527	(2,626,235)	(7,501,665)
Net realized gain (loss) from investment transactions	(220,743)	13,230	(306,235)	1,204,909
Incentive management fee	(255,512)	(513,038)	566,407	1,099,764
	--------------------	--------------------	----------------------	----------------------
Net income (loss)	$1,022,049	$2,052,151	$(2,265,629)	$(4,399,055)
	============	============	=============	=============
Amounts per common share:
	--------------------	--------------------	----------------------	----------------------
Net income (loss)	$21.15	$42.47	$(46.89)	$(91.04)
	============	============	=============	=============
Weighted average shares outstanding	48,318.58	48,318.58	48,318.58	48,318.58

The accompanying notes are an integral part of these statements

VENTURE LENDING & LEASING, INC.

STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY (UNAUDITED)

FOR THE YEAR ENDED JUNE 30, 2001 AND

THE SIX MONTHS ENDED DECEMBER 31, 2001

	Common Stock ---------------------		Capital in Excess of		Accumulated
	Shares	Amount	Par Value	Distributions	Earnings	Total
BALANCE, June 30, 2000	48,318.58	$49	$46,641,051	$(236,898,489)	$224,679,350	$34,421,961

Distributions		-	-	(16,001,182)	-	(16,001,182)
Net loss		-	-	-	(5,011,296)	(5,011,296)
	------------	-----------	--------------	-----------------	---------------	----------------
BALANCE, June 30, 2001	48,318.58	$49	$46,641,051	(252,899,671)	219,668,054	13,409,483
	------------	-----------	--------------	-----------------	---------------	----------------

Distributions		-	-	(6,400,763)	-	(6,400,763)
Net income		-	-	-	(2,265,629)	(2,265,629)
	------------	-----------	--------------	-----------------	---------------	----------------
BALANCE, December 31, 2001	48,318.58	$49	$46,641,051	$(259,300,434)	$217,402,425	$4,743,091
	========	========	=========	===========	==========	==========

The accompanying notes are an integral part of these statements

VENTURE LENDING & LEASING, INC.

STATEMENTS OF CASH FLOWS (UNAUDITED)

FOR THE SIX MONTHS ENDED DECEMBER 31, 2001 AND 2000

	2001	2000
	------------------------	--------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(2,265,629)	$(4,399,055)
Adjustments to reconcile net income to net cash used in operating activities:
Amortization of deferred assets	-	41,013
Net change in unrealized gain from investment transactions	2,626,235	7,501,665
Net realized loss (gain) on investment transactions	306,235	(1,204,909)
Decrease (Increase) in other assets	(2,397)	1,271,633
Decrease in accounts payable and other accrued liabilities and management fees	(2,491,840)	(3,654,407)
	------------------------	--------------------------
Net cash used in operating activities	(1,827,396)	(444,060)
	------------------------	--------------------------
CASH FLOWS FROM INVESTING ACTIVITIES:
Principal payments on loans	2,488,841	8,472,826
Proceeds from sale of securities	219,798	1,433,318
Acquisition of warrants and stock	(214,548)	(189,263)
	------------------------	--------------------------
Net cash provided by investing activities	2,494,091	9,716,881
	------------------------	--------------------------
CASH FLOWS FROM FINANCING ACTIVITIES:
Distributions to shareholders	(6,400,763)	(8,800,263)
Repayment of bank loans	-	(8,292,805)
	------------------------	--------------------------
Net cash used in financing activities	(6,400,763)	(17,093,068)
	------------------------	--------------------------
Net decrease in cash and cash equivalents	(5,734,068)	(7,820,247)
CASH AND CASH EQUIVALENTS:
Beginning of period	7,097,401	11,121,890
	------------------------	--------------------------
End of period	$1,363,333	$3,301,643
	===============	================
CASH PAID DURING THE PERIOD FOR:
Interest	$ -	$ 104,106

 The accompanying notes are an integral part of these statements.

VENTURE LENDING & LEASING, INC.

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2001

1. BASIS OF PRESENTATION

The accompanying condensed financial statements in Management's opinion, include all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of financial position and results of operations for interim periods. Certain information and note disclosures normally included in audited annual financial statements prepared in accordance with generally accepted accounting principles have been omitted; however, the Fund believes that the disclosures made are adequate to make the information presented not misleading. Certain amounts in the prior year financial statements have been reclassified to conform to the current financial statement presentation. These reclassifications had no impact on previously reported net income or shareholders' equity. The interim results for the three months ended December 31, 2001 and 2000, are not necessarily indicative of the results for the full year. It is suggested that these financial statements be read in conjunction with the financial statements and the notes included in the Fund's Annual Report for the year ended June 30, 2001.

For the quarter ended December 31, 2001, the Fund changed the way in which it estimates fair value of securities. Previously, the Fund discounted all equity securities. Fully tradable securities had been discounted by 20% and restricted securities were further discounted based on the length of time that restrictions remained. The Fund no longer discounts the fair value of unrestricted securities. For the three and six month periods ended December 31, 2001 this change in estimate caused unrealized gain from investment transactions to be approximately $0.5 million greater than if we had estimated fair value in a manner similar to previous periods.

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

Biotechnology
Ceres	$444,637
Nobex	161,856
-------------------
Subtotal: 12.8%	$606,493

Communications Equipment
Cisco Systems [Cerent]	$89,282
Mobility Networks	202,615
-------------------
Subtotal: 6.2%	$291,897

Computers & Peripherals
Headway Technologies	$120,606
-------------------
Subtotal: 2.5%	$120,606

Internet
Adforce	$84,848
Keynote Systems	23,528
NetRatings	33,203
-------------------
Subtotal: 3.0%	$141,579

Medical Devices
HeartStent	$10,716
Integ	259,782
Visionary BioMedical	18,246
-------------------
Subtotal: 6.1%	$288,742

Semiconductors
HotRail	$33,361
iCompression	11,025
TeleCruz	23,507
Transmeta	272,040
-------------------
Subtotal: 7.2%	$339,933

Software
MineShare	$68,037
Personic Software	132,909
Zero-In Design	16,309
-------------------
Subtotal: 4.6%	$217,255

Total: 42.3%	$2,006,505

As of December 31, 2001, loans with a cost basis of $0.5 million dollars and a fair value of $0.1 million have been classified as non-accrual. The Fund provides asset-based financing primarily to start-up and emerging growth venture-capital-backed companies. As a result, the Fund is subject to general credit risk associated with such companies. The Fund has no remaining commitments to borrowers.

The Fund's investments in warrants and stock are entirely within the United States and are diversified among the following industries. The percentage of net assets that each industry group represents is shown with the industry totals:

Industry	Warrants and Stock Value	Percentage of Shareholders' Equity (Net Assets)
-------------------------------------	----------------	----------------------------------
Biotechnology	$407,503	8.59%
Communications equipment	$734,444	15.48%
Communications service provider	$84,000	1.77%
Computer and peripherals	$15,000	0.32%
Medical devices	$450,895	9.51%
Photonics	$9,600	0.20%
Semiconductor	$601,660	12.68%
Semiconductor equipment	$120,313	2.54%
Software	$94,178	1.99%
Other	$97,275	2.05%
	----------------	----------------------------------
Total Warrants and Stock	$2,614,868	55.13%
	=========	====================

Within the biotechnology industry, the Fund's holdings in Ciphergen Biosystems represented $0.3 million or 6% of the Fund's net assets. Within the communications equipment segment, the Fund's holdings in ONI Systems represented $0.7 million or 15% of net assets. Within the medical devices segment, the Fund's holdings in Oratec Interventions represented $0.3 million or 7% of net assets. Within the Semiconductor segment, the Fund's holdings in Transmeta represented $0.5 million or 11% of net assets. No other security represented over 5% of net assets.

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

4. FINANCIAL HIGHLIGHTS

Generally accepted accounting principles require the financial highlights of the Fund for the periods presented, the three and six months ended December 31, 2001 and 2000. The total rate of return is defined as the return based on the change in value during the period of a theoretical investment made at the beginning of the period. The total rate of return assumes a constant rate of return for the Fund during the period reported and weights each cash flow by the amount of time held in the Fund. This required methodology differs from an internal rate of return.

Net investment income (loss) is inclusive of all investment income net of expenses. Expenses do not include realized gains and losses, unrealized gains and losses and management incentive fee. The ratios calculated below are annualized and computed based upon the aggregate weighted average net assets of the Fund for the periods presented.

The following per share data and ratios have been derived from the information provided in the financial statements:

	3 Months Ended		6 Months Ended

	12/31/01	12/31/00	12/31/01	12/31/00
	-----------	-----------	-----------	-----------
Total Return	98.8%	42.8%	(45.1%)	(30.8%)

Net Asset Value, Beginning of Period	$110.13	$396.75	$277.52	$712.39
	-----------	-----------	-----------	-----------
Investment Income (net)	16.51	0.5	7.25	2.08
Realized Gain, Unrealized Gain and
Incentive Fee	20.65	35.22	(48.97)	(107.55)
	-----------	-----------	-----------	-----------
Total Income	21.15	42.47	(46.89)	(91.04)
Contributions	-	-	-	-
Distributions	(33.12)	-	(132.47)	(182.13)
	-----------	-----------	-----------	-----------
Net Asset Value, End of period	$98.16	$439.22	$98.16	$439.22
	-----------	-----------	-----------	-----------

Ratios to Average Net Assets:

Expenses*	7%	5%	5%	5%
Net Investment Income*	2%	7%	3%	7%

*Annualized

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

The Fund's shares of Common Stock, $.001 par value ('Shares") were sold to subscribers pursuant to capital calls made through August 1998. Total committed capital of $46.6 million has been fully funded as of December 31, 2001. The Fund has completed its investment period and is now focused on efficiently managing the Fund's portfolio. As of December 31, 2001, the Fund has distributed $259.3 million to its investors.

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

Results of Operations -- For the three and six months ended December 31, 2001 and 2000

Total investment income for the three months ending December 31, 2001 and 2000 was $0.1 million and $0.6 million, respectively, of which $0.1 million and $0.6 million consisted of interest on venture loans outstanding during the period. The remaining income consisted of interest on the temporary investment of cash and late fees collected. Total investment income for the six months ended December 31, 2001 and 2000 was $0.3 million and $1.4 million respectively, of which $0.2 million and 1.3 million consisted of interest on venture loans outstanding during the period. The decrease in investment income reflects the decrease in loans outstanding for the periods ending December 31, 2001.

Expenses for the three months ended December 31, 2001 and 2000 were $0.1 million and $0.3 million, respectively, resulting in net investment income of less than $0.1 million and $0.4 million, respectively. Expenses for the six months ended December 31, 2001 and 2000 were $0.2 million and $0.6 million respectively, resulting in net investment income of $0.1 million and $0.8 million respectively. Interest expense was less than $0.1 million and $0.1 million for the three and six months ended December 31, 2000 respectively. Interest expense was $0 for the three and six months ended December 31, 2001 as the Fund completely repaid all bank loans prior to the start of the period. Management fees decreased from $0.2 million and $0.3 million for the three and six months ended December 31, 2000 to less than $0.1 million and $0.1 million for the three and six months ended December 31, 2001, reflecting the decreased asset base throughout the year upon which fees are calculated. The decrease in the asset base reflected the decreased value of the Fund's publicly traded securities and the decrease in venture loans outstanding.

Other operating expenses were less than $0.1 million and $0.1 million for the three months ended December 31, 2001 and 2000 respectively. Other operating expenses were $0.1 million and $0.2 million for the six months ended December 31, 2001 and 2000 respectively. A decline in bank facility fees represented a majority of this decline in other operating expenses.

The Fund experienced a positive change in unrealized gain from investment transactions of $1.5 million for the three months ended December 31, 2001 as compared to a positive $2.2 million for the three months ended December 31, 2000. The Fund experienced a negative change in unrealized gain from investment transactions of $2.6 million for the six months ended December 31, 2001 as opposed to a negative change of $7.5 million for the six months ended December 31, 2000. Most of the change in unrealized gain for the three and six months ended December 31, 2001 and 2000 was caused by the change in value of public warrants and stocks during these periods. This includes the change in estimate of equity securities described in footnote 1.

The Fund had a realized loss of $0.2 million during the three months ended December 31, 2001 as opposed to a realized gain from investment transactions of less than $0.1 million for the three months ended December 31, 2000. The Fund had a realized loss of $0.3 million and a realized gain of $1.2 million for the six months ended December 31, 2001 and 2000 respectively. The realized loss for the period ended December 31, 2001 was due to the write off of certain loans as well as a small realized loss from transactions stemming from securities held by the Fund. The realized gains in 2000 were due mainly to the larger volume and value of the sales transactions of stock and warrants.

The Fund had an incentive fee of $0.3 million and $0.5 million for the three months ended December 31, 2001 and 2000 respectively. The Fund had a negative incentive fee of $0.6 million and $1.1 million for the six months ended December 31, 2001 and 2000. The change in this amount was due to the change in the Fund's income for the periods reported.

Net income for the three months ended December 31, 2001 and 2000 was $1.0 million compared to $2.1 million for the three months ended December 31, 2000. Net loss for the six months ended December 31, 2001 and 2000 was $2.3 million and $4.4 million respectively. On a per share basis, for the three month period ended December 31, 2001 and 2000, net income was $21.15 and $42.47 respectively. On a per share basis, for the six month period ended December 31, 2001 and 2000, net loss was $46.89 and $91.04 respectively.

 Liquidity and Capital Resources -- December 31, 2001 and June 30, 2001

Total capital committed to the purchase of shares pursuant to subscription agreements was approximately $46.6 million at December 31, 2001. As of December 31, 2001, 100% of committed capital was called to fund investments in venture loans and leases and to meet the Fund's expenses.

As of:	Amount Disbursed	Principal Reduction	Balance Outstanding	Unfunded Commitments
December 31, 2001	$144.4 million	$142.4 million	$2.0 million	$36.8 million
June 30, 2001	$144.4 million	$139.4 million	$5.0 million	$36.8 million

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

The Fund manages its market risk by maintaining a portfolio that is diverse by industry, size of investment, stage of development, and borrower. The Fund primarily invests in private business enterprises. Since there is typically no public market for the equity interests of the companies in which the Fund invests, the valuation of the equity interests in the Fund's portfolio is subject to the estimate of the Fund's management. In the absence of a readily ascertainable market value, the estimated value of the Fund's portfolio of equity interests may differ significantly from the values that would be placed on the portfolio if a ready market for the equity interests existed. Any changes in estimated value are recorded in the Fund's statement of operations as "Net unrealized gains (losses)." The Fund has some exposure to public market price fluctuations for the equity interests that it holds which have a public market. Each hypothetical 1% increase or decrease in value of the Fund's portfolio of equity interests of $2.6 million at December 31, 2001 would have resulted in unrealized gains or losses and would have increased or decreased the net loss for the six months period by approximately l%.

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

VENTURE LENDING & LEASING, INC.

(Registrant)

By: /S/ Ronald W. Swenson	By: /S/ Brian R. Best
Ronald W. Swenson	Brian Best
Chairman and Chief Executive Officer	Chief Financial Officer
Date: February 10, 2002	Date: February 10, 2002