Form 10-Q
period 2002-03-31
VENTURE LENDING & LEASING INC
filed 2002-05-08
CIK 913570

FORM 10-Q

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ending March 31, 2002

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________ to ______________

Commission file number 814-00132

Venture Lending & Leasing, Inc.

(Exact Name of Registrant as specified in its charter)

Maryland	13-3775187
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

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

Yes Ö No

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

Class	Outstanding as of April 10, 2002
Common Stock, $.001 par value	48,318.58

VENTURE LENDING & LEASING, INC.

INDEX

PART I -- FINANCIAL INFORMATION

Item 1. Financial Statements
Statements of Financial Position (Unaudited) March 31, 2002 and June 30, 2001
Statements of Operations (Unaudited) For the Three and Nine Months ended March 31, 2002 and 2001
Statement of Changes in Shareholders' Equity (Unaudited) For the Year Ended June 30, 2001 And the Nine Months ended March 31, 2002
Statements of Cash Flows (Unaudited) For the Nine Months ended March 31, 2002 and 2001
Notes to Financial Statements
Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
Item 3. Quantitative & Qualitative Disclosure About Market Risk
PART II -- OTHER INFORMATION
Item 1. Legal Proceedings
Item 2. Changes in Securities and Use of Proceeds
Item 3. Defaults Upon Senior Securities
Item 4. Submission of Matters to a Vote of Security Holders
Item 5. Other Information
Item 6 Exhibits
SIGNATURES

VENTURE LENDING & LEASING, INC.

STATEMENTS OF FINANCIAL POSITION (UNAUDITED)

	March 31, 2002	June 30, 2001

ASSETS
Loans, at estimated fair value
(Cost of $1,737,611 and $5,410,425)	$ 1,326,815	$ 5,015,485
Investments in securities, at estimated fair value
(Cost of $1,041,819 and $960,999)	2,721,354	5,032,449
Cash and cash equivalents	1,732,789	7,097,401
Other assets	59,084	112,598
	--------------------	------------------
Total assets	5,840,042	17,257,933
	============	===========
LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities:
Accrued management & incentive fees	1,178,654	3,460,233
Accounts payable and other accrued liabilities	109,309	388,217
	---------------	--------------
Total liabilities	1,287,963	3,848,450
	---------------	-------------
Shareholders' equity:
Common stock, $.001 par value:
Authorized - 100,000,000 shares
Issued and outstanding - 48,318.58 Shares	49	49
Capital in excess of par value	46,641,051	46,641,051
Distributions	(260,100,589)	(252,899,671)
Accumulated earnings	218,011,568	219,668,054
	---------------------------	-------------------------
Total shareholders' equity	4,552,079	13,409,483
	---------------------------	-------------------------
Total liabilities and shareholders' equity	$ 5,840,042	$ 17,257,933
	==============	==============

The accompanying notes are an integral part of these statements

VENTURE LENDING & LEASING, INC.

STATEMENTS OF OPERATIONS (UNAUDITED)

FOR THE THREE AND NINE MONTHS ENDED MARCH 31, 2002 AND 2001
	For the Three Months Ended March 31, 2002	For the Three Months Ended March 31, 2001	For the Nine Months Ended March 31, 2002	For the Nine Months Ended March 31, 2001
	------------------	------------------	----------------	----------------
INVESTMENT INCOME:
Interest on loans	$ 58,975	$ 474,965	$ 286,624	$ 1,751,214
Interest on short-term investments	5,355	62,901	31,627	182,462
	-----------------	-----------------	-----------------	----------------
Total investment income	64,330	537,866	318,251	1,933,676
	-----------------	-----------------	-----------------	-----------------
EXPENSES:
Management fees	36,500	146,673	118,664	493,979
Interest expense	-	-	-	98,541
Other operating expenses	42,718	63,065	114,040	215,091
	-----------------	-----------------	-----------------	-----------------
Total expenses	79,218	209,738	232,704	807,611
	-----------------	-----------------	-----------------	-----------------
Net investment income (loss)	(14,888)	328,128	85,547	1,126,065
	-----------------	-----------------	-----------------	-----------------
Net change in unrealized gain from investment transactions	218,464	(548,951)	(2,407,771)	(8,050,616)
Net realized gain (loss) from investment transactions	557,853	(522,638)	251,617	682,272
Incentive management fee	(152,286)	148,692	414,121	1,248,455
	-----------------	-----------------	-----------------	-----------------
Net income (loss)	$ 609,143	$ (594,769)	$ (1,656,486)	$ (4,993,824)
	===========	===========	===========	===========
Amounts per common share:
Net income (loss)	$ 12.61	$ (12.31)	$ (34.28)	$ (103.35)
	===========	===========	===========	===========
Weighted average shares outstanding	48,318.58	48,318.58	48,318.58	48,318.58

The accompanying notes are an integral part of these statements

VENTURE LENDING & LEASING, INC.

STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY (UNAUDITED)

FOR THE YEAR ENDED JUNE 30, 2001 AND

THE NINE MONTHS ENDED MARCH 31, 2002

			Capital in
	Common	Stock	Excess of		Accumulated
	Shares	Amount	Par Value	Distributions	Earnings	Total

BALANCE, JUNE 30, 2000	$ 48,318.58	$ 49	$ 46,641,051	$ (236,898,489)	$ 224,679,350	$ 34,421,961

Distributions		-	-	(16,001,182)	-	(16,001,182)
Net loss		-	-	-	(5,011,296)	(5,011,296)
	-------------	---------	--------------	---------------	--------------	--------------
BALANCE, JUNE 30, 2001	48,318.58	49	46,641,051	(252,899,671)	219,668,054	13,409,483
	-------------	---------	--------------	---------------	--------------	--------------
Distributions		-	-	(7,200,918)	-	(7,200,918)
Net loss		-	-	-	(1,656,486)	(1,656,486)
	-------------	---------	--------------	---------------	--------------	--------------
BALANCE, MARCH 31, 2002	$ 48,318.58	$ 49	$ 46,641,051	$ (260,100,589)	$ 218,011,568	$ 4,552,079
	-------------	---------	--------------	---------------	--------------	--------------

The accompanying notes are an integral part of these statements

VENTURE LENDING & LEASING, INC.

STATEMENTS OF CASH FLOWS (UNAUDITED)

FOR THE NINE MONTHS ENDED MARCH 31, 2002 AND 2001
	2002	2001
	---------------------------	------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$ (1,656,486)	$ (4,993,824)
Adjustments to reconcile net income to net cash used in operating activities:
Amortization of deferred assets	-	42,293
Net change in unrealized gain from investment transactions	2,407,771	8,050,616
Net realized gain on investment transactions	(251,617)	(682,272)
Decrease in other assets	53,514	823,240
Decrease in accounts payable and other accrued liabilities and management fees	(2,560,488)	(4,227,479)
	---------------------------	------------------------------
Net cash used in operating activities	(2,007,306)	(987,426)
	---------------------------	------------------------------
CASH FLOWS FROM INVESTING ACTIVITIES:
Principal payments on loans	3,168,531	13,165,891
Proceeds from sale of securities	903,615	1,903,089
Acquisition of warrants and stock	(228,534)	(189,263)
	---------------------------	------------------------------
Net cash provided by investing activities	3,843,612	14,879,717
	---------------------------	------------------------------
CASH FLOWS FROM FINANCING ACTIVITIES:
Distributions to shareholders	(7,200,918)	(11,200,731)
Repayment of bank loans	-	(8,292,805)
	---------------------------	------------------------------
Net cash used in financing activities	(7,200,918)	(19,493,536)
	---------------------------	------------------------------
Net decrease in cash and cash equivalents	(5,364,612)	(5,601,245)
CASH AND CASH EQUIVALENTS:
Beginning of period	7,097,401	11,121,890
	---------------------------	------------------------------
End of period	$ 1,732,789	$ 5,520,645
	---------------------------	------------------------------
CASH PAID DURING THE PERIOD FOR:
Interest	$ -	$ 104,106

The accompanying notes are an integral part of these statements.

VENTURE LENDING & LEASING, INC.

NOTES TO FINANCIAL STATEMENTS

MARCH 31, 2002

1. BASIS OF PRESENTATION

The accompanying condensed financial statements in Management's opinion, include all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of financial position and results of operations for interim periods. Certain information and note disclosures normally included in audited annual financial statements prepared in accordance with generally accepted accounting principles have been omitted; however, the Fund believes that the disclosures made are adequate to make the information presented not misleading. Certain amounts in the prior year financial statements have been reclassified to conform to the current financial statement presentation. These reclassifications had no impact on previously reported net income or shareholders' equity. The interim results for the three and nine months ended March 31, 2002 and 2001 are not necessarily indicative of the results for the full year. It is suggested that these financial statements be read in conjunction with the financial statements and the notes included in the Fund's Annual Report for the year ended June 30, 2001.

The Fund changed the way in which it estimates fair value of securities. Previously, the Fund discounted all equity securities. Fully tradable securities had been discounted by 20% and restricted securities were further discounted based on the length of time that restrictions remained. The Fund no longer discounts the fair value of unrestricted securities. For the three and nine month periods ended March 31, 2002 this change in estimate caused unrealized gain from investment transactions to be approximately $0 and $0.5 million greater than if we had estimated fair value in a manner similar to previous periods.

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

Biotechnology
Ceres	$359,371
Nobex	131,252
	----------------
Subtotal:	$490,623	10.8%
Communications Equipment
Cisco Systems [Cerent]	$62,891
	---------------
Subtotal:	$62,891	1.4%
Computers & Peripherals
Headway Technologies	$76,216
	---------------
Subtotal:	$76,216	1.7%
Internet
Adforce	$42,020
Keynote Systems	17,402
NetRatings	25,930
	---------------
Subtotal:	$85,352	1.9%
Medical Devices
HeartStent	$3,999
Integ	191,902
Visionary BioMedical	13,750
	----------------
Subtotal:	$209,651	4.6%
Semiconductors
HotRail	$24,286
Transmeta	187,457
	--------------
Subtotal:	$211,743	4.7%
Software
MineShare	$42,635
Personic Software	139,117
Zero-In Design	8,587
	----------------
Subtotal:	$190,339	4.2%
	----------------
Total:	$1,326,815	29.1%

As of March 31, 2002, loans with a cost basis of $0.6 million dollars and a fair value of $0.2 million have been classified as non-accrual. The Fund provides asset-based financing primarily to start-up and emerging growth venture-capital-backed companies. As a result, the Fund is subject to general credit risk associated with such companies. The Fund has no remaining commitments to borrowers.

The Fund's investments in warrants and stock are entirely within the United States and are diversified among the following industries. The percentage of net assets that each industry group represents is shown with the industry totals:

Industry	Warrants and Stock Value	Percentage of Shareholders' Equity (Net Assets)
-------------------------------------------------	---------------------------------	-----------------------
Biotechnology	$333,453	7.33%
Communications equipment	$23,000	0.51%
Communications service provider	$60,000	1.32%
Computer and peripherals	$15,000	0.33%
Medical devices	$105,837	2.33%
Photonics	$9,600	0.21%
Semiconductor	$1,189,038	26.12%
Semiconductor equipment	$120,313	2.64%
Software	$767,838	16.87%
Other	$97,275	2.14%
	----------------------	---------------------
Total Warrants and Stock	$2,721,354	59.80%
	--------------------------	-------------------------

Within the biotechnology industry, the Fund's holdings in Ciphergen Biosystems represented $0.2 million or 5% of the Fund's net assets. Within the software segment, the Fund's holdings in ONI Systems represented $0.7 million or 15% of net assets. Within the semiconductor segment, the Fund's holdings in Transmeta represented $0.4 million or 10% of net assets. No other security represented over 5% of net assets.

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

4. FINANCIAL HIGHLIGHTS

Generally accepted accounting principles require the financial highlights of the Fund for the periods presented, the three and nine months ended March 31, 2002 and 2001. The total rate of return is defined as the return based on the change in value during the period of a theoretical investment made at the beginning of the period. The total rate of return assumes a constant rate of return for the Fund during the period reported and weights each cash flow by the amount of time held in the Fund. This required methodology differs from an internal rate of return.

Net investment income (loss) is inclusive of all investment income net of expenses, and excludes realized or unrealized gains and losses. Expenses do not include management incentive fee. The ratios calculated below are annualized and computed based upon the aggregate weighted average net assets of the Fund for the periods presented.

The following per share data and ratios have been derived from the information provided in the financial statements:

	3 Months Ended		9 Months Ended

	3/31/02	3/31/01	3/31/02	3/31/01
	---------------	------------	------------	---------------
Total Return	58.2%	(12.2%)	(15.1%)	(24.0%)

Net Asset Value, Beginning of Period	$ 98.16	$ 439.22	$ 277.52	$ 712.39
	---------------	------------	------------	---------------
Investment Income (net)	(0.31)	6.79	1.77	23.30
Realized Gain, Unrealized Gain and
Incentive Fee	12.92	(19.10)	(36.05)	(126.65)
	---------------	------------	------------	---------------
Total Income	12.61	(12.31)	(34.28)	(103.35)
Contributions	-	-	-	-
Distributions	(16.56)	(49.68)	(149.03)	(231.81)
	---------------	------------	------------	---------------
Net Asset Value, End of period	$ 94.21	$ 377.23	$ 94.21	$ 377.23
	---------------	------------	------------	---------------

Ratios to Average Net Assets:

Expenses*	7%	4%	5%	5%
Net Investment Income*	(1%)	7%	2%	7%

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

The Fund's shares of Common Stock, $.001 par value ('Shares") were sold to subscribers pursuant to capital calls made through August 1998. Total committed capital of $46.6 million has been fully funded as of March 31, 2002. The Fund has completed its investment period and is now focused on efficiently managing the Fund's portfolio. As of March 31, 2002, the Fund has distributed $260.1 million to its investors.

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

 Critical Accounting Policies

We identified the most critical accounting principles upon which our financial statements depend. We determined the critical accounting principles by considering accounting policies that involve the most complex or subjective decisions or assessments. We identified our only critical accounting policies to be that related to the valuation of loans and securities.

Loans and securities are held at fair value as determined by management, in accordance with the valuation methods described in the valuation of loans and investments section of footnote 2 (Summary of Significant Accounting Policies). Critical factors in determining the fair value of a loan include payment history, collateral position, financial strength of borrower, prospects for future equity rounds, likelihood of sale or acquisition of the borrower, and length of expected holding period of the loan. The actual value of the loans may differ from management's estimates, which would affect net income as well as assets. Critical factors considered in determining fair value of securities include the type of security, cost, subsequent purchase of the same or similar securities by other investors, current financial position, operating results, and liquidation values. The actual value of the security may differ from management's estimates, which would affect net income as well as assets.

Results of Operations -- For the three and nine months ended March 31, 2002 and 2001

Total investment income for the three months ending March 31, 2002 and 2001 was $0.1 million and $0.5 million, respectively, of which $0.1 million and $0.5 million consisted of interest on venture loans outstanding during the period. The remaining income consisted of interest on the temporary investment of cash and late fees collected. Total investment income for the nine months ended March 31, 2002 and 2001 was $0.3 million and $1.9 million respectively, of which $0.3 million and $1.8 million consisted of interest on venture loans outstanding during the period. The decrease in investment income reflects the decrease in loans outstanding for the periods ending March 31, 2002.

Expenses for the three months ended March 31, 2002 and 2001 were $0.1 million and $0.2 million, respectively, resulting in net investment income of aproximately $0.0 and $0.3 million, respectively. Expenses for the nine months ended March 31, 2002 and 2001 were $0.2 million and $0.8 million respectively, resulting in net investment income of $0.1 million and $1.1 million respectively. Interest expense was $0 for the three and nine months ended March 31, 2002. Interest expense was $0 and $0.1 million for the three and nine months ended March 31, 2001. The reason for the decline in interest expense is the Fund completely repaid all bank loans prior to the start the nine months ended March 31, 2002. Management fees decreased from $0.1 million and $0.5 million for the three and nine months ended March 31, 2001 to less than $0.1 million and $0.1 million for the three and nine months ended March 31, 2002, reflecting the decreased asset base throughout the year upon which fees are calculated. The decrease in the asset base reflected the decreased value of the Fund's publicly traded securities and the decrease in venture loans outstanding.

Other operating expenses were less than $0.1 million and $0.1 million for the three months ended March 31, 2002 and 2001 respectively. Other operating expenses were $0.1 million and $0.2 million for the nine months ended March 31, 2002 and 2001 respectively. A decline in bank facility fees represented a majority of this decline in other operating expenses.

The Fund experienced a positive change in unrealized gain from investment transactions of $0.2 million for the three months ended March 31, 2002 as compared to a negative $0.5 million for the three months ended March 31, 2001. The Fund experienced a negative change in unrealized gain from investment transactions of $2.4 million and $8.1 million for the nine months ended March 31, 2002 and 2001 respectively. Most of the change in unrealized gain for the three and nine months ended March 31, 2002 and 2001 was caused by the change in value of public warrants and stocks during these periods. This includes the change in estimate of equity securities described in footnote 1.

The Fund had a realized gain of $0.6 million during the three months ended March 31, 2002 as opposed to a realized loss from investment transactions of $0.5 million for the three months ended March 31, 2001. The Fund had a realized gain of $0.3 million and $0.7 million for the nine months ended March 31, 2002 and 2001 respectively. The realized gains were caused by the sale of securities held by the Fund less the write off of certain loans of $0 and $1.0 million for the three months ended March 31, 2002 and 2001 respectively. The realized loss for the three months ended March 31, 2001 occurred because the write off of certain loans exceeded the realized gains from sale of securities held by the Fund during that period.

The Fund had an incentive fee of $0.2 million and ($0.1) million for the three months ended March 31, 2002 and 2001 respectively. The Fund had an incentive fee of ($0.4) million and ($1.2) million for the nine months ended March 31, 2002 and 2001. The change in this amount was due to the change in the Fund's income for the periods reported.

Net income for the three months ended March 31, 2002 and 2001 was $0.6 million compared to ($0.6) million for the three months ended March 31, 2001. Net loss for the nine months ended March 31, 2002 and 2001 was ($1.7) million and ($5.0) million respectively. On a per share basis, for the three month period ended March 31, 2002 and 2001, net income was $12.61 and ($12.31) respectively. On a per share basis, for the nine month period ended March 31, 2002 and 2001, net income was ($34.28) and ($103.35) respectively.

Liquidity and Capital Resources -- March 31, 2002 and June 30, 2001

Total capital committed to the purchase of shares pursuant to subscription agreements was approximately $46.6 million at March 31, 2002. As of March 31, 2002, 100% of committed capital was called to fund investments in venture loans and leases and to meet the Fund's expenses.

As of:	Amount Disbursed	Principal Reduction	Balance Outstanding	Unfunded Commitments
March 31, 2002	$144.4 million	$143.1 million	$1.3 million	$36.8 million
June 30, 2001	$144.4 million	$139.4 million	$5.0 million	$36.8 million

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

The Fund manages its market risk by maintaining a portfolio that is diverse by industry, size of investment, stage of development, and borrower. The Fund primarily invests in private business enterprises. Since there is typically no public market for the equity interests of the companies in which the Fund invests, the valuation of the equity interests in the Fund's portfolio is subject to the estimate of the Fund's management. In the absence of a readily ascertainable market value, the estimated value of the Fund's portfolio of equity interests may differ significantly from the values that would be placed on the portfolio if a ready market for the equity interests existed. Any changes in estimated value are recorded in the Fund's statement of operations as "Net unrealized gains (losses)." The Fund has some exposure to public market price fluctuations for the equity interests that it holds which have a public market. Each hypothetical 1% increase or decrease in value of the Fund's portfolio of equity interests of $2.7 million at March 31, 2002 would have resulted in unrealized gains or losses and would have increased or decreased the net loss for the nine months period by approximately l.6%.

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

VENTURE LENDING & LEASING, INC.

(Registrant)

By: /S/ Ronald W. Swenson	By: /S/ Brian R. Best
Ronald W. Swenson	Brian Best
Chairman and Chief Executive Officer	Chief Financial Officer
Date: May 3, 2002	Date: May 3, 2002